Form 10-Q
period 1996-06-30
NABISCO HOLDINGS CORP; NABISCO INC
filed 1996-08-01
CIK 932130, 69526

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-Q
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                              -------------------
                             NABISCO HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                         1-13556                          13-3077142
(State or other jurisdiction of    (Commission file number)     (I.R.S. Employer Identification No.)
incorporation or organization)

                                 NABISCO, INC.
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                        1-1021                           13-1841519
(State or other jurisdiction of    (Commission file number)     (I.R.S. Employer Identification No.)
incorporation or organization)

                                 7 CAMPUS DRIVE
                          PARSIPPANY, NEW JERSEY 07054
                                 (201) 682-5000
    (Address, including zip code, and telephone number, including area code, of the principal executive offices of Nabisco Holdings Corp. and Nabisco, Inc.)

                              -------------------

   INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X, NO __.

   INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: JUNE 30, 1996:

 NABISCO HOLDINGS CORP.:  51,804,981   SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
                         213,250,000   SHARES OF CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE
          NABISCO, INC.:         100   SHARES OF COMMON STOCK, PAR VALUE $2.50 PER SHARE

                              -------------------

NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX

                                                                                            PAGE
                                                                                            -----

PART I--FINANCIAL INFORMATION
  Item 1.  Financial Statements
           Consolidated Condensed Statements of Income--Three Months Ended June 30, 1996
             and 1995...................................................................       1
           Consolidated Condensed Statements of Income--Six Months Ended June 30, 1996
             and 1995...................................................................       2
           Consolidated Condensed Statements of Cash Flows--Six Months Ended June 30,
             1996 and 1995..............................................................       3
           Consolidated Condensed Balance Sheets--June 30, 1996 and
             December 31, 1995..........................................................       4
           Notes to Consolidated Condensed Financial Statements.........................       5
  Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................................       7

PART II--OTHER INFORMATION
  Item 6.     Exhibits and Reports on Form 8-K..........................................      11
  Signatures............................................................................      12

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED     THREE MONTHS ENDED
                                                               JUNE 30, 1996          JUNE 30, 1995
                                                            -------------------    -------------------
                                                            NABISCO                NABISCO
                                                            HOLDINGS    NABISCO    HOLDINGS    NABISCO
                                                            --------    -------    --------    -------
NET SALES...............................................    $  2,178    $2,178     $  2,057    $2,057
                                                            --------    -------    --------    -------
Costs and expenses:
  Cost of products sold.................................       1,271     1,271        1,171     1,171
  Selling, advertising, administrative and general
  expenses..............................................         617       617          599       602
  Amortization of trademarks and goodwill...............          57        57           56        55
  Restructuring expense.................................         428       428           --        --
                                                            --------    -------    --------    -------
      OPERATING INCOME (LOSS)...........................        (195)     (195)         231       229
Interest and debt expense...............................         (81)      (81)         (89)      (87)
Other income (expense), net.............................          (8)       (8)          (5)       (6)
                                                            --------    -------    --------    -------
      Income (loss) before income taxes.................        (284)     (284)         137       136
Provision (benefit) for income taxes....................         (68)      (68)          58        58
                                                            --------    -------    --------    -------
      NET INCOME (LOSS).................................    $   (216)   $ (216)    $     79    $   78
                                                            --------    -------    --------    -------
                                                            --------    -------    --------    -------
NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT
SHARE...................................................    $   (.81)              $    .30
                                                            --------               --------
                                                            --------               --------
Dividends declared per common share.....................    $  .1550               $  .1375
                                                            --------               --------
                                                            --------               --------
Average number of common and common equivalent shares
outstanding (in thousands)..............................     265,048                265,367
                                                            --------               --------
                                                            --------               --------

           See Notes to Consolidated Condensed Financial Statements.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                             SIX MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE 30, 1996          JUNE 30, 1995
                                                            -------------------    -------------------
                                                            NABISCO                NABISCO
                                                            HOLDINGS    NABISCO    HOLDINGS    NABISCO
                                                            --------    -------    --------    -------
NET SALES...............................................    $  4,168    $4,168     $  3,900    $3,900
                                                            --------    -------    --------    -------
Costs and expenses:
  Cost of products sold.................................       2,453     2,453        2,221     2,221
  Selling, advertising, administrative and general
  expenses..............................................       1,187     1,187        1,147     1,151
  Amortization of trademarks and goodwill...............         114       114          113       112
  Restructuring expense.................................         428       428           --        --
                                                            --------    -------    --------    -------
      OPERATING INCOME (LOSS)...........................         (14)      (14)         419       416
Interest and debt expense...............................        (165)     (165)        (184)     (179)
Other income (expense), net.............................         (15)      (15)         (14)      (17)
                                                            --------    -------    --------    -------
      Income (loss) before income taxes.................        (194)     (194)         221       220
Provision (benefit) for income taxes....................         (31)      (31)          94        94
                                                            --------    -------    --------    -------
      NET INCOME (LOSS).................................    $   (163)   $ (163)    $    127    $  126
                                                            --------    -------    --------    -------
                                                            --------    -------    --------    -------
NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT
SHARE...................................................    $   (.62)              $    .49
                                                            --------               --------
                                                            --------               --------
Dividends declared per common share.....................    $  .2925               $  .1375
                                                            --------               --------
                                                            --------               --------
Average number of common and common equivalent shares
outstanding (in thousands)..............................     265,030                257,862
                                                            --------               --------
                                                            --------               --------

           See Notes to Consolidated Condensed Financial Statements.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                               SIX MONTHS             SIX MONTHS
                                                                  ENDED                  ENDED
                                                              JUNE 30, 1996          JUNE 30, 1995
                                                           -------------------    -------------------

                                                           NABISCO                NABISCO
                                                           HOLDINGS    NABISCO    HOLDINGS    NABISCO
                                                           --------    -------    --------    -------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss).....................................    $ (163)     $(163)    $    127    $   126
  Adjustments to reconcile net income (loss) to cash
    flows from operating actvities:
      Depreciation of property, plant and equipment.....       130        130          117        117
      Amortization of intangibles.......................       114        114          113        112
      Deferred income tax provision (benefit)...........      (108)      (108)          37         37
      Restructuring expense, net of cash payments.......       418        418           --         --
      Changes in working capital items, net.............      (248)      (248)        (394)      (392)
      Other, net........................................         3          3            5          5
                                                           --------    -------    --------    -------
    Net cash flows from operating activities............       146        146            5          5
                                                           --------    -------    --------    -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures..................................      (216)      (216)        (194)      (194)
  Acquisition of businesses.............................      (122)      (122)          --         --
  Other, net............................................         6          6            2          2
                                                           --------    -------    --------    -------
    Net cash flows (used in) investing activities.......      (332)      (332)        (192)      (192)
                                                           --------    -------    --------    -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from the issuance of long-term debt......       172        172        3,765      3,765
  Repayments of long-term debt..........................       (53)       (53)      (1,197)    (1,197)
  Increase (decrease) in notes payable..................       116        116            8          8
  Dividends paid on common stock........................       (73)       (73)          --        (79)
  Net repayments under the
    1994 Nabisco Credit Agreement.......................        --          --      (1,350)    (1,350)
  Payment of intercompany debt..........................        --          --      (2,237)    (2,158)
  Net proceeds from issuance of Class A common stock....        --          --       1,201         --
  Nabisco Holdings capital contribution.................        --          --          --      1,201
                                                           --------    -------    --------    -------
    Net cash flows from financing activities............       162        162          190        190
                                                           --------    -------    --------    -------
Effect of exchange rate changes on cash and cash
  equivalents...........................................        (1)        (1)           2          2
                                                           --------    -------    --------    -------
    Net change in cash and cash equivalents.............       (25)       (25)           5          5
Cash and cash equivalents at beginning of period........       121        121          245        245
                                                           --------    -------    --------    -------
Cash and cash equivalents at end of period..............    $   96      $  96     $    250    $   250
                                                           --------    -------    --------    -------
                                                           --------    -------    --------    -------

           See Notes to Consolidated Condensed Financial Statements.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                            JUNE 30, 1996         DECEMBER 31, 1995
                                                         --------------------    --------------------

                                                          NABISCO                 NABISCO
                                                         HOLDINGS     NABISCO    HOLDINGS     NABISCO
                                                         ---------    -------    ---------    -------
ASSETS
Current assets:
  Cash and cash equivalents...........................    $     96    $    96     $    121    $   121
  Accounts and notes receivable, net..................         552        552          523        523
  Deferred income taxes...............................         116        116           64         64
  Inventories.........................................         866        866          865        865
  Prepaid expenses....................................          67         67           51         51
                                                         ---------    -------    ---------    -------
      TOTAL CURRENT ASSETS............................       1,697      1,697        1,624      1,624
                                                         ---------    -------    ---------    -------
Property, plant and equipment, net....................       3,193      3,193        3,132      3,132
Trademarks, net.......................................       3,903      3,903        3,977      3,977
Goodwill, net.........................................       3,423      3,423        3,477      3,477
Other assets and deferred charges.....................         138        138           93         93
                                                         ---------    -------    ---------    -------
                                                          $ 12,354    $12,354     $ 12,303    $12,303
                                                         ---------    -------    ---------    -------
                                                         ---------    -------    ---------    -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.......................................    $    194    $   194     $     76    $    76
  Accounts payable and accrued liabilities............       1,466      1,456        1,393      1,383
  Current maturities of long-term debt................          27         27           24         24
  Income taxes accrued................................         132        132          131        131
                                                         ---------    -------    ---------    -------
      TOTAL CURRENT LIABILITIES.......................       1,819      1,809        1,624      1,614
                                                         ---------    -------    ---------    -------
Long-term debt (less current maturities)..............       4,505      4,505        4,355      4,355
Other noncurrent liabilities..........................         744        744          724        724
Deferred income taxes.................................       1,296      1,296        1,356      1,356
Stockholders' equity:
  Class A common stock (51,804,981 shares issued and
    outstanding at June 30, 1996).....................           1         --            1         --
  Class B common stock (213,250,000 shares issued and
    outstanding at June 30, 1996).....................           2         --            2         --
  Paid-in capital.....................................       4,087      4,174        4,085      4,174
  Retained earnings (deficit).........................         (55)      (131)         186        110
  Cumulative translation adjustment...................         (43)       (43)         (30)       (30)
  Notes receivable on common stock purchases..........          (2)        --           --         --
                                                         ---------    -------    ---------    -------
      TOTAL STOCKHOLDERS' EQUITY......................       3,990      4,000        4,244      4,254
                                                         ---------    -------    ---------    -------
                                                          $ 12,354    $12,354     $ 12,303    $12,303
                                                         ---------    -------    ---------    -------
                                                         ---------    -------    ---------    -------

            See Notes to Consolidated Condensed Financial Statements.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1--INTERIM REPORTING AND RESULTS OF OPERATIONS

    For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred.

    Certain prior year amounts have been reclassified to conform to the 1996 presentation.

    In management's opinion, the accompanying unaudited consolidated condensed financial statements (the "Consolidated Condensed Financial Statements") of Nabisco Holdings Corp. ("Nabisco Holdings") and Nabisco, Inc. ("Nabisco" and together with Nabisco Holdings, the "Registrants") contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Nabisco Holdings and Nabisco for the year ended December 31, 1995.

New Accounting Pronouncements

    On January 1, 1996, Nabisco Holdings and Nabisco adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"). The adoption of the SFAS No. 121 did not have a material impact on the financial position or results of operations of Nabisco Holdings and Nabisco.

    On January 1, 1996, Nabisco Holdings and Nabisco adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Nabisco Holdings and Nabisco elected to continue to apply the intrinsic value based method for recognizing compensation expense for stock-based employee compensation plans.

Acquisitions

    During 1996, subsidiaries of Nabisco acquired the stock of the Mayco and Capri biscuit businesses in Argentina and the stock of Pilar, a Brazilian biscuit business. In addition, Nabisco formed the Nabisco Taiwan Corporation which purchased the biscuit, confectionery and snack food assets of a Taiwan-based manufacturer. The aggregate purchase price for these acquisitions was $150 million.

Restructuring Expense

    In the second quarter of 1996, Nabisco Holdings recorded a pre-tax restructuring expense of $428 million ($300 million after tax) related to a program announced on June 24, 1996. The restructuring program, which was undertaken to streamline operations and improve profitability, commenced during the second quarter of 1996 and will be substantially completed during 1997. The $428 million restructuring expense will require cash expenditures of approximately $230 million. In addition to the restructuring expense, the program will require additional cash expenditures of approximately $81 million, of which $10 million ($6 million after tax) was recorded in the second quarter of 1996, for implementation and integration expenses, principally for relocation of employees and equipment and training. After completion of the restructuring program, pre-tax savings are expected to be approximately $200 million annually.

    The major components of the $428 million restructuring expense are domestic and international severance and related benefits associated with workforce reductions totaling 5,850 employees (approximately $194 million), estimated losses from disposals of equipment and inventory related to product line

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--INTERIM REPORTING AND RESULTS OF OPERATIONS--(CONTINUED) rationalizations (approximately $116 million), estimated loss to write-down the carrying value of several non-strategic product lines prior to sale (approximately $51 million), estimated costs to terminate manufacturing supply and distribution contracts (approximately $45 million) and estimated losses from disposals of property related to international plant closures and domestic and international facility reorganizations (approximately $22 million).

    As of June 30, 1996, approximately $31 million of the restructuring accruals were utilized as follows: $10 million for severance and related benefits, $14 million for product line rationalizations, $6 million for contract terminations and $1 million for facility reorganization.

NOTE 2--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                                          JUNE 30,    DECEMBER 31,
                                                                            1996          1995
                                                                          --------    ------------
Finished products......................................................     $519          $526
Raw materials..........................................................      198           199
Other..................................................................      149           140
                                                                          --------       -----
                                                                            $866          $865
                                                                          --------       -----
                                                                          --------       -----

NOTE 3--STOCKHOLDERS' EQUITY

    During 1996, 54,981 shares of Class A common stock were sold in connection with purchase stock grants awarded under the Nabisco Holdings 1994 Long Term Incentive Plan (the "Nabisco LTIP"). The shares were purchased at their fair market value for a total of $1,882,491. Under the terms of the Nabisco LTIP, the purchasers, one an executive of the Registrants, and one an executive and director of RJR Nabisco, Inc. and both directors of the Registrants, borrowed the total amount of the purchase price on a secured basis from Nabisco Holdings at an average annual interest rate of approximately 6.2%, which rate was set at the applicable federal rate for long-term loans at the purchase dates. The indebtedness, plus accrued interest and applicable taxes, must be repaid upon the earlier of the sale of the shares covered by the loan or termination of plan participation. As of June 30, 1996, the entire amount remains outstanding and is presented as notes receivable in stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of Nabisco Holdings' financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Condensed Financial Statements.

    The food business is conducted by operating subsidiaries of Nabisco Holdings. Nabisco's businesses in the United States are comprised of the Nabisco Biscuit Company, the Specialty Products Company, the LifeSavers Company, the Planters Company, the Food Service Company and the Refrigerated Foods Company (formerly the Fleischmann's Company) (collectively, the "Domestic Food Group"). Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International," and together with Nabisco Ltd, the "International Food Group").

                             RESULTS OF OPERATIONS

    Summarized financial data for Nabisco Holdings is as follows:

                                      THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                     ------------------------------     ------------------------------
(DOLLARS IN MILLIONS)                 1996       1995      % CHANGE      1996       1995      % CHANGE
                                     ------     ------     --------     ------     ------     --------
Net Sales:
  Domestic Food Group............    $1,553     $1,502         3%       $2,987     $2,866         4%
  International Food Group.......       625        555        13%        1,181      1,034        14%
                                     ------     ------                  ------     ------
  Total Nabisco Holdings.........    $2,178     $2,057         6%       $4,168     $3,900         7%
                                     ------     ------                  ------     ------
                                     ------     ------                  ------     ------
Operating Company
  Contribution(1):
  Domestic Food Group(2).........    $  227     $  230        (1)%      $  415     $  431        (4)%
  International Food Group.......        63         57        11%          113        101        12%
                                     ------     ------                  ------     ------
  Total Nabisco Holdings.........    $  290     $  287         1%       $  528     $  532        (1)%
                                     ------     ------                  ------     ------
                                     ------     ------                  ------     ------
Operating Income (Loss)(3):
  Domestic Food Group............    $ (177)    $  180                  $  (40)    $  329
  International Food Group.......       (18)        51                      26         90
                                     ------     ------                  ------     ------
  Total Nabisco Holdings.........    $ (195)    $  231                  $  (14)    $  419
                                     ------     ------                  ------     ------
                                     ------     ------                  ------     ------

- ------------

(1) Operating company contribution represents operating income (loss) before amortization of trademarks and goodwill and is exclusive of restructuring expense.

(2) Each 1996 period includes $10 million of restructuring related expenses associated with the implementation of the June 1996 restructuring program.

(3) Each 1996 period includes the June 1996 restructuring expense of $428 million, consisting of $353 million for the Domestic Food Group and $75 million for the International Food Group.

    Nabisco Holdings reported net sales of $2.18 billion in the second quarter of 1996, an increase of 6% from the second quarter of 1995 level of $2.06 billion, and $4.17 billion in the first six months of 1996, an increase of 7% from the first six months of 1995 level of $3.90 billion, with the Domestic Food Group up 3% and 4%, respectively, and the International Food Group up 13% and 14%, respectively. The Domestic Food Group's second quarter net sales increase was primarily attributable to higher selling prices which accounted for 2 percentage points of the total increase from last year. The impact of the October 1995 Parkay margarine acquisition, offset by the impact of 1995 product line disposals, principally Ortega, accounted for the other percentage point of growth. The Domestic Food Group's net sales increase for the six months was primarily attributable to higher selling prices which accounted for 3 percentage points of the total increase from last year. The impact of the 1995 acquisition, offset by the 1995 product line disposals, accounted for the other percentage point of growth. The International Food

Group's net sales increases for the second quarter and first six months were primarily driven by the fourth quarter 1995 business acquisitions, principally Primo in Canada and Royal Beech-Nut in South Africa, and the 1996 business acquisitions in Latin America.

    Nabisco Holdings' operating company contribution was $290 million in the second quarter of 1996, an increase of $3 million from the second quarter 1995 level of $287 million, and $528 million in the first six months of 1996, a decrease of 1% from the first six months of 1995 level of $532 million, with the International Food Group up 11% and 12%, respectively and the Domestic Food Group down 1% from last year's second quarter and down 4% for the comparable six month period. Operating company contribution for the second quarter and first six months of 1996 includes $10 million of restructuring related expense in the Domestic Food Group associated with the implementation of the June 1996 restructuring program. Excluding this expense, Nabisco Holdings' and the Domestic Food Group's operating company contributions were $300 million and $237 million in the second quarter of 1996, an increase of 5% and 3%, respectively from the second quarter of 1995, and $538 million and $425 million in the first six months of 1996, an increase of 1% and a decrease of 1%, respectively from the first six months of 1995. Excluding the impact of restructuring related expenses, the operating company contribution for the Domestic Food Group increased $7 million for the second quarter of 1996 compared with the corresponding period of the prior year as a result of higher net sales. On the same basis, the Domestic Food Group's decrease of $6 million for the first six months of 1996 was primarily due to higher fixed manufacturing and selling costs at the Nabisco Biscuit Company. The International Food Group's increase in operating company contribution for the second quarter of 1996 was primarily due to the profit impact from business acquisitions. The International Food Group's increase in operating company contribution for the first six months of 1996 was primarily due to the profit impact from business acquisitions and improved results in Iberia, Brazil and Canada.

    Nabisco Holdings' operating loss in the second quarter and first six months of 1996 includes $428 million of restructuring expense. Excluding the June 1996 restructuring expense and an additional $10 million of related restructuring implementation expenses incurred in the 1996 second quarter, operating income was $243 million for the second quarter of 1996 and $424 million for the first six months of 1996, an increase of 5% and 1%, respectively over the comparable 1995 period, reflecting higher operating company contribution.

RESTRUCTURING EXPENSE

    In the second quarter of 1996, Nabisco Holdings recorded a pre-tax restructuring expense of $428 million ($300 million after tax) related to a program announced on June 24, 1996. The restructuring program, which was undertaken to streamline operations and improve profitability, commenced during the second quarter of 1996 and will be substantially completed during 1997. The $428 million restructuring expense will require cash expenditures of approximately $230 million. In addition to the restructuring expense, the program will require additional cash expenditures of approximately $81 million, of which $10 million ($6 million after tax) was recorded in the second quarter of 1996, for implementation and integration expenses, principally for relocation of employees and equipment and training. After completion of the restructuring program, pre-tax savings are expected to be approximately $200 million annually.

     The major components of the $428 million restructuring expense are domestic and international severance and related benefits associated with workforce reductions totaling 5,850 employees (approximately $194 million), estimated losses from disposals of equipment and inventory related to product line rationalizations (approximately $116 million), estimated loss to write-down the carrying value of several non-strategic product lines prior to sale (approximately $51 million), estimated costs to terminate manufacturing supply and distribution contracts (approximately $45 million) and estimated losses from disposals of property related to international plant closures and domestic and international facility reorganizations (approximately $22 million).

     As of June 30, 1996, approximately $31 million of the restructuring accruals were utilized as follows: $10 million for severance and related benefits; $14 million for product line rationalizations; $6 million for contract terminations and $1 million for facility reorganizations.


INTEREST AND DEBT EXPENSE

     Consolidated interest expense of $81 million in the second quarter of 1996 and $165 million for the first six months of 1996 decreased 9% and 10%, respectively, from the corresponding 1995 periods, primarily as a result of the application of the net proceeds from the sale and issuance of Class A Common Stock to retire debt in January 1995, lower market interest rates and the completion of certain 1995 debt restructuring transactions.

NET INCOME (LOSS)

    Nabisco Holdings net losses for the second quarter and first six months of 1996 include after tax expenses of $306 million related to the June 1996 restructuring program. Excluding the effects of this program, second quarter 1996 net income would have been $90 million, an increase of 14% from the 1995 second quarter level of $79 million, and $143 million in the first six months of 1996, an increase of 13% from the 1995 first six months level of $127 million, reflecting improved operating income and lower interest expense in the 1996 periods.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 1996 Nabisco Holdings and Nabisco adopted SFAS No. 121 and SFAS No. 123. See Note 1 to the Consolidated Condensed Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows from operating activities amounted to $146 million for the first six months of 1996 compared to $5 million for the first six months of 1995. The increase in net cash flows from operating activities primarily reflects lower working capital requirements.

    Cash flows used in investing activities increased $140 million in the first six months of 1996 to $332 million from the first six months of 1995, primarily as a result of 1996 business acquisitions of approximately $122 million and increased capital expenditures of approximately $22 million.

    Capital expenditures were $216 million in the first six months of 1996. Management expects that the current level of capital expenditures planned for 1996 will be approximately $425 million, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations, together with borrowings from Nabisco's bank credit facilities, will be sufficient to support its planned capital expenditures in 1996.

    Cash flows from financing activities for the first six months of 1996 decreased $28 million to $162 million from the first six months of 1995, reflecting lower borrowings and the use of existing cash.

    The Credit Agreement, dated April 28, 1995, among Nabisco Holdings, Nabisco and various financial institutions, provides for lending commitments of $2.0 billion for five years and the issuance of up to $300 million of irrevocable letters of credit. Availability is reduced by the aggregate amount of borrowings outstanding and letters of credit issued. At June 30, 1996, the full $2.0 billion remained available.

    The Commercial Paper Facility, dated November 3, 1995, among Nabisco Holdings, Nabisco and various financial institutions, provides a 364 day $1.5 billion credit facility primarily to support the issuance of commercial paper. Availability is reduced by an amount equal to the aggregate amount of outstanding Nabisco commercial paper. At June 30, 1996, approximately $1,462 million of commercial paper was outstanding. Accordingly, $38 million was available under the Commercial Paper Facility. At the end of the 364 day period, any bank borrowing outstanding under the Commercial Paper Facility is convertible into a three-year term loan at Nabisco's option.

    On June 20, 1996, the Registrants amended certain terms of the Credit Agreement and the Commercial Paper Facility to accommodate the June restructuring program. The Registrants believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    At June 30, 1996, Nabisco Holdings' outstanding consolidated debt (notes payable and long-term debt, including current maturities) and total capital (total debt and total stockholders' equity) amounted to approximately $4.73 billion and $8.72 billion, respectively, of which total debt is higher by approximately $271 million and total capital is higher by approximately $17 million than their respective balances at December 31, 1995. Approximately $4.47 billion of this debt was issued by Nabisco of which $63 million was secured debt. The $256 million balance was issued by various Nabisco subsidiaries. Nabisco Holdings' ratios of total debt to total stockholders' equity and total debt to total capital at June 30, 1996 were 1.18 to 1 and .54 to 1, respectively.

    On June 5, 1996, Nabisco Holdings announced a 13% increase in its quarterly dividend to an annual rate of $.62 per share from $.55 per share. At that rate, the aggregate amount of dividends to be paid would be approximately
$164 million. Nabisco Holdings believes that its internally generated cash and borrowings under its bank credit agreements and any other lines of credit it may establish will provide adequate funds for working capital, interest expense, capital expenditures and payment of its anticipated quarterly dividends. Nabisco Holdings expects to finance future acquisitions primarily from internally generated cash, borrowings or issuances of additional equity.

                              -------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effect on financial performance and future events of competitive pricing for products, success of new product innovations and acquisitions, local economic conditions and the effects of currency fluctuations in countries in which Nabisco Holdings and its subsidiaries do business, the effects of domestic and foreign government regulation and ratings of Nabisco's securities. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    *10.1 Amendments dated as of June 20, 1996, to the Credit Agreements among
          Nabisco Holdings Corp., Nabisco, Inc., Bankers Trust Company, The Chase Manhattan Bank, N.A., Chemical Bank, Citibank, N.A. and the Fuji Bank, Limited as Senior Managing Agents and various lending institutions, dated as of April 28, 1995.

    *11 Nabisco Holdings Corp. Computation of Earnings Per Share for the three months and six months ended June 30, 1996 and 1995.

    *12  Nabisco, Inc. Computation of Ratio of Earnings to Fixed
         Charges/Deficiency in the Coverage of Fixed Charges by Earnings Before Fixed Charges for the six months ended June 30, 1996.

    *27.1 Nabisco Holdings Corp. Financial Data Schedule.

    *27.2 Nabisco, Inc. Financial Data Schedule.

- ------------

* Filed herewith.

    (b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NABISCO HOLDINGS CORP.
                                          NABISCO, INC.

                                                      (Registrants)

Date: July 31, 1996                                     /s/ CHRISTOPHER J. COUGHLIN
                                               .............................................
                                               Christopher J. Coughlin,
                                               Executive Vice President and
                                               Chief Financial Officer

                                                          /s/ ROBERT A. SCHIFFNER
                                               .............................................
                                               Robert A. Schiffner
                                               Vice President and Controller