Form 10-Q
period 1996-09-30
NABISCO HOLDINGS CORP
filed 1996-11-01
CIK 932130

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 31, 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-Q
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                            ------------------------
                             NABISCO HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

         DELAWARE                   1-13556                     13-3077142
     (State or other           (Commission file      (I.R.S. Employer Identification
     jurisdiction of                number)                        No.)
     incorporation or
      organization)

                                 NABISCO, INC.
             (Exact name of registrant as specified in its charter)

        NEW JERSEY                  1-1021                      13-1841519
     (State or other           (Commission file      (I.R.S. Employer Identification
     jurisdiction of                number)                        No.)
     incorporation or
      organization)

                                 7 CAMPUS DRIVE
                          PARSIPPANY, NEW JERSEY 07054
                                 (201) 682-5000
    (Address, including zip code, and telephone number, including area code, of the principal executive offices of Nabisco Holdings Corp. and Nabisco, Inc.)

                            ------------------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X, NO ___.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: SEPTEMBER 30, 1996:

    NABISCO HOLDINGS CORP.:     51,804,981  SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
                               213,250,000  SHARES OF CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE
             NABISCO, INC.:            100  SHARES OF COMMON STOCK, PAR VALUE $2.50 PER SHARE

                            ------------------------

NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                                 PAGE
                                                                                                               ---------

PART I--FINANCIAL INFORMATION
  Item 1.      Financial Statements
               Consolidated Condensed Statements of Income--Three Months Ended September 30, 1996 and 1995...          1
               Consolidated Condensed Statements of Income--Nine Months Ended September 30, 1996 and 1995....          2
               Consolidated Condensed Statements of Cash Flows--Nine Months Ended September 30, 1996 and
             1995............................................................................................          3
               Consolidated Condensed Balance Sheets--September 30, 1996 and
                  December 31, 1995..........................................................................          4
               Notes to Consolidated Condensed Financial Statements..........................................          5
  Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations......................................................................          7

PART II--OTHER INFORMATION
  Item 6.      Exhibits and Reports on Form 8-K..............................................................         11
  Signatures.................................................................................................         12

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                       SEPTEMBER 30, 1996       SEPTEMBER 30, 1995
                                                                     -----------------------  -----------------------
                                                                      NABISCO                  NABISCO
                                                                      HOLDINGS     NABISCO     HOLDINGS     NABISCO
                                                                     ----------  -----------  ----------  -----------
NET SALES..........................................................   $   2,238   $   2,238    $   2,044   $   2,044
                                                                     ----------  -----------  ----------  -----------
Costs and expenses:
  Cost of products sold............................................       1,332       1,332        1,202       1,202
  Selling, advertising, administrative and general expenses........         642         642          589         590
  Amortization of trademarks and goodwill..........................          56          56           57          57
                                                                     ----------  -----------  ----------  -----------
       OPERATING INCOME............................................         208         208          196         195
Interest and debt expense..........................................         (83)        (83)         (84)        (82)
Other income (expense), net........................................          (7)         (7)           5           5
                                                                     ----------  -----------  ----------  -----------
       Income before income taxes..................................         118         118          117         118
Provision for income taxes.........................................          48          48           46          46
                                                                     ----------  -----------  ----------  -----------
       INCOME BEFORE EXTRAORDINARY ITEM............................          70          70           71          72
Extraordinary item - loss on early extinguishment of debt,
  net of income taxes..............................................          --          --          (19)        (19)
                                                                     ----------  -----------  ----------  -----------
       NET INCOME..................................................   $      70   $      70    $      52   $      53
                                                                     ----------  -----------  ----------  -----------
                                                                     ----------  -----------  ----------  -----------
Net income per common and common equivalent share:
  Income before extraordinary item.................................   $     .26                $     .27
  Extraordinary item...............................................          --                     (.07)
                                                                     ----------               ----------
       NET INCOME..................................................   $     .26                $     .20
                                                                     ----------               ----------
                                                                     ----------               ----------
Dividends declared per common share................................   $    .155                $   .1375
                                                                     ----------               ----------
                                                                     ----------               ----------
Average number of common and common equivalent shares outstanding
(in thousands).....................................................     266,799                  265,500
                                                                     ----------               ----------
                                                                     ----------               ----------

           See Notes to Consolidated Condensed Financial Statements.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                        NINE MONTHS ENDED        NINE MONTHS ENDED
                                                                       SEPTEMBER 30, 1996       SEPTEMBER 30, 1995
                                                                     -----------------------  -----------------------
                                                                      NABISCO                  NABISCO
                                                                      HOLDINGS     NABISCO     HOLDINGS     NABISCO
                                                                     ----------  -----------  ----------  -----------
NET SALES..........................................................   $   6,406   $   6,406    $   5,944   $   5,944
                                                                     ----------  -----------  ----------  -----------
Costs and expenses:
  Cost of products sold............................................       3,785       3,785        3,423       3,423
  Selling, advertising, administrative and general expenses........       1,829       1,829        1,736       1,741
  Amortization of trademarks and goodwill..........................         170         170          170         169
  Restructuring expense............................................         428         428           --          --
                                                                     ----------  -----------  ----------  -----------
       OPERATING INCOME............................................         194         194          615         611
Interest and debt expense..........................................        (248)       (248)        (268)       (261)
Other income (expense), net........................................         (22)        (22)          (9)        (12)
                                                                     ----------  -----------  ----------  -----------
       Income (loss) before income taxes...........................         (76)        (76)         338         338
Provision for income taxes.........................................          17          17          140         140
                                                                     ----------  -----------  ----------  -----------
       INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.....................         (93)        (93)         198         198
Extraordinary item - loss on early extinguishment of debt,
  net of income taxes..............................................          --          --          (19)        (19)
                                                                     ----------  -----------  ----------  -----------
       NET INCOME (LOSS)...........................................   $     (93)  $     (93)   $     179   $     179
                                                                     ----------  -----------  ----------  -----------
                                                                     ----------  -----------  ----------  -----------
Net income (loss) per common and common equivalent share:
  Income (loss) before extraordinary item..........................   $    (.35)               $     .76
  Extraordinary item...............................................          --                     (.07)
                                                                     ----------               ----------
       NET INCOME (LOSS)...........................................   $    (.35)               $     .69
                                                                     ----------               ----------
                                                                     ----------               ----------
Dividends declared per common share................................   $   .4475                $    .275
                                                                     ----------               ----------
                                                                     ----------               ----------
Average number of common and common equivalent shares outstanding
(in thousands).....................................................     265,038                  260,408
                                                                     ----------               ----------
                                                                     ----------               ----------

           See Notes to Consolidated Condensed Financial Statements.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                              NINE MONTHS             NINE MONTHS
                                                                                 ENDED                   ENDED
                                                                           SEPTEMBER 30, 1996      SEPTEMBER 30, 1995
                                                                        ------------------------  --------------------
                                                                          NABISCO                  NABISCO
                                                                         HOLDINGS      NABISCO    HOLDINGS    NABISCO
                                                                        -----------  -----------  ---------  ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss)...................................................   $     (93)   $     (93)  $     179  $     179
  Adjustments to reconcile net income (loss) to cash flows from operating actvities:
       Depreciation of property, plant and equipment..................         196          196         180        180
       Amortization of intangibles....................................         170          170         170        169
       Deferred income tax provision (benefit)........................        (108)        (108)          6          6
       Restructuring expense, net of cash payments....................         392          392          --         --
       Changes in working capital items, net..........................        (305)        (305)       (460)      (457)
       Extraordinary item--loss on early retirement of debt...........          --           --          29         29
       Gain on sale of product lines before income taxes..............          --           --         (11)       (11)
       Other, net.....................................................          28           28          11         11
                                                                        -----------  -----------  ---------  ---------
     Net cash flows from operating activities.........................         280          280         104        106
                                                                        -----------  -----------  ---------  ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures................................................        (306)        (306)       (306)      (306)
  Acquisition of businesses...........................................        (174)        (174)        (14)       (14)
  Proceeds from sale of businesses....................................          --           --         162        162
  Other, net..........................................................          10           10           8          8
                                                                        -----------  -----------  ---------  ---------
     Net cash flows (used in) investing activities....................        (470)        (470)       (150)      (150)
                                                                        -----------  -----------  ---------  ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from the issuance of long-term debt....................         155          155       2,931      2,931
  Repayments of long-term debt........................................         (62)         (62)       (465)      (465)
  Increase (decrease) in notes payable................................         172          172          14         14
  Dividends paid on common stock......................................        (114)          --         (36)        --
  Net repayments under the
     1994 Nabisco Credit Agreement....................................          --           --      (1,350)    (1,350)
  Payment of intercompany debt........................................          --           --      (2,361)    (2,282)
  Net proceeds from issuance of Class A common stock..................          --           --       1,201         --
  Nabisco Holdings capital contribution...............................          --           --          --      1,487
  Dividends and distribution paid to Nabisco Holdings.................          --         (114)         --       (403)
                                                                        -----------  -----------  ---------  ---------
     Net cash flows from (used in) financing activities...............         151          151         (66)       (68)
                                                                        -----------  -----------  ---------  ---------
Effect of exchange rate changes on cash and cash equivalents..........          (1)          (1)         --         --
                                                                        -----------  -----------  ---------  ---------
     Net change in cash and cash equivalents..........................         (40)         (40)       (112)      (112)
Cash and cash equivalents at beginning of period......................         121          121         245        245
                                                                        -----------  -----------  ---------  ---------
Cash and cash equivalents at end of period............................   $      81    $      81   $     133  $     133
                                                                        -----------  -----------  ---------  ---------
                                                                        -----------  -----------  ---------  ---------

           See Notes to Consolidated Condensed Financial Statements.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                      SEPTEMBER 30, 1996    DECEMBER 31, 1995
                                                                     --------------------  --------------------
                                                                      NABISCO               NABISCO
                                                                     HOLDINGS    NABISCO   HOLDINGS    NABISCO
                                                                     ---------  ---------  ---------  ---------
ASSETS
Current assets:
  Cash and cash equivalents........................................  $      81  $      81  $     121  $     121
  Accounts and notes receivable, net...............................        618        618        523        523
  Deferred income taxes............................................        114        114         64         64
  Inventories......................................................        894        894        865        865
  Prepaid expenses.................................................         67         67         51         51
                                                                     ---------  ---------  ---------  ---------
       TOTAL CURRENT ASSETS........................................      1,774      1,774      1,624      1,624
                                                                     ---------  ---------  ---------  ---------
Property, plant and equipment, net.................................      3,233      3,233      3,132      3,132
Trademarks, net....................................................      3,888      3,888      3,977      3,977
Goodwill, net......................................................      3,446      3,446      3,477      3,477
Other assets and deferred charges..................................        123        123         93         93
                                                                     ---------  ---------  ---------  ---------
                                                                     $  12,464  $  12,464  $  12,303  $  12,303
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable....................................................  $     262  $     262  $      76  $      76
  Accounts payable and accrued liabilities.........................      1,500      1,490      1,393      1,383
  Current maturities of long-term debt.............................         25         25         24         24
  Income taxes accrued.............................................        137        137        131        131
                                                                     ---------  ---------  ---------  ---------
       TOTAL CURRENT LIABILITIES...................................      1,924      1,914      1,624      1,614
                                                                     ---------  ---------  ---------  ---------
Long-term debt (less current maturities)...........................      4,484      4,484      4,355      4,355
Other noncurrent liabilities.......................................        741        741        724        724
Deferred income taxes..............................................      1,295      1,295      1,356      1,356
Stockholders' equity:
  Class A common stock (51,804,981 shares issued and outstanding at
    September 30, 1996)............................................          1         --          1         --
  Class B common stock (213,250,000 shares issued and outstanding
    at September 30, 1996).........................................          2         --          2         --
  Paid-in capital..................................................      4,087      4,174      4,085      4,174
  Retained earnings (deficit)......................................        (27)      (103)       186        110
  Cumulative translation adjustment................................        (41)       (41)       (30)       (30)
  Notes receivable on common stock purchases.......................         (2)        --         --         --
                                                                     ---------  ---------  ---------  ---------
       TOTAL STOCKHOLDERS' EQUITY..................................      4,020      4,030      4,244      4,254
                                                                     ---------  ---------  ---------  ---------
                                                                     $  12,464  $  12,464  $  12,303  $  12,303
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

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

Acquisitions

     During 1996, subsidiaries of Nabisco acquired the stock of the Mayco and Capri biscuit businesses and the Vizzolini pasta business in Argentina, the stock of Pilar, a Brazilian biscuit business and the stock of Fontanda, a Spanish biscuit business. In addition, Nabisco formed the Nabisco Taiwan Corporation which purchased the biscuit, confectionery and snack food assets of a Taiwan-based manufacturer. The aggregate purchase price for these acquisitions was $204 million.

Restructuring Expense

     In the second quarter of 1996, Nabisco Holdings recorded a restructuring expense of $428 million ($300 million after tax) related to a program announced on June 24, 1996. The restructuring program, which was undertaken to streamline operations and improve profitability, commenced during the second quarter of 1996 and will be substantially completed during 1997. The $428 million restructuring expense will require cash expenditures of approximately $230 million. In addition to the restructuring expense, the program will require additional cash expenditures of approximately $81 million, of which $27 million ($16 million after tax) were recorded in the second and third quarters of 1996, for implementation and integration expenses, principally for relocation of employees and equipment and training. After completion of the restructuring program, pre-tax savings are expected to be approximately $200 million annually.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--INTERIM REPORTING AND RESULTS OF OPERATIONS--(CONTINUED)
     The major components of the $428 million restructuring expense are domestic and international severance and related benefits associated with workforce reductions totaling approximately 6,000 employees (approximately $194 million), estimated losses from disposals of equipment and inventory related to product line rationalizations (approximately $116 million), estimated loss to write-down the carrying value of several non-strategic product lines prior to sale (approximately $51 million), estimated costs to terminate manufacturing supply and distribution contracts (approximately $45 million) and estimated losses from disposals of property related to international plant closures and domestic and international facility reorganizations (approximately $22 million).

     As of September 30, 1996, approximately $82 million of the restructuring accruals were utilized as follows: $31 million for severance and related benefits, $37 million for product line rationalizations, $10 million for contract terminations and $4 million for plant closures.

NOTE 2--INVENTORIES

     The major classes of inventory are shown in the table below:

                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                          1996             1995
                                                                                     ---------------  ---------------
Finished products..................................................................     $     543        $     526
Raw materials......................................................................           189              199
Other..............................................................................           162              140
                                                                                           ------           ------
                                                                                        $     894        $     865
                                                                                           ------           ------
                                                                                           ------           ------

NOTE 3--STOCKHOLDERS' EQUITY

     During 1996, 54,981 shares of Class A common stock were sold in connection with purchase stock grants awarded under the Nabisco Holdings 1994 Long Term Incentive Plan (the "Nabisco LTIP"). The shares were purchased at their fair market value for a total of $1,882,491. Under the terms of the Nabisco LTIP, the purchasers, one an executive of the Registrants, and one an executive and director of RJR Nabisco, Inc. and both directors of the Registrants, borrowed the total amount of the purchase price on a secured basis from Nabisco Holdings at an average annual interest rate of approximately 6.2%, which rate was set at the applicable federal rate for long-term loans at the purchase dates. The indebtedness, plus accrued interest and applicable taxes, must be repaid upon the earlier of the sale of the shares covered by the loan or termination of plan participation. As of September 30, 1996, the entire amount remains outstanding and is presented as notes receivable in stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of Nabisco Holdings' financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Condensed Financial Statements.

     The food business is conducted by operating subsidiaries of Nabisco Holdings. Nabisco's businesses in the United States are comprised of the Nabisco Biscuit Company, the Specialty Products Company, the LifeSavers Company, the Planters Company, the Food Service Company and the Refrigerated Foods Company (formerly the Fleischmann's Company) (collectively, the "Domestic Food Group"). Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" and together with Nabisco Ltd, the "International Food Group").

                             RESULTS OF OPERATIONS

     Summarized financial data for Nabisco Holdings is as follows:

                                                       THREE MONTHS                           NINE MONTHS
                                                    ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                           -------------------------------------  -----------------------------------
(DOLLARS IN MILLIONS)                        1996       1995        % CHANGE        1996       1995       % CHANGE
                                           ---------  ---------  ---------------  ---------  ---------  -------------
Net Sales:
  Domestic Food Group....................  $   1,578  $   1,474             7%    $   4,565  $   4,340            5%
  International Food Group...............        660        570            16%        1,841      1,604           15%
                                           ---------  ---------                   ---------  ---------
  Total Nabisco Holdings.................  $   2,238  $   2,044             9%    $   6,406  $   5,944            8%
                                           ---------  ---------                   ---------  ---------
                                           ---------  ---------                   ---------  ---------
Operating Company Contribution (1)(2):
  Domestic Food Group....................  $     208  $     199             5%    $     623  $     630           (1)%
  International Food Group...............         56         54             4%          169        155            9%
                                           ---------  ---------                   ---------  ---------
  Total Nabisco Holdings.................  $     264  $     253             4%    $     792  $     785            1%
                                           ---------  ---------                   ---------  ---------
                                           ---------  ---------                   ---------  ---------
Operating Income (2)(3):
  Domestic Food Group....................  $     158  $     148             7%    $     118  $     477          (75  )%
  International Food Group...............         50         48             4%           76        138          (45  )%
                                           ---------  ---------                   ---------  ---------
  Total Nabisco Holdings.................  $     208  $     196             6%    $     194  $     615          (68  )%
                                           ---------  ---------                   ---------  ---------
                                           ---------  ---------                   ---------  ---------

---------------

(1) Operating company contribution represents operating income before amortization of trademarks and goodwill and is exclusive of restructuring expense.

(2) Includes $17 million of non-recurring restructuring implementation expenses related to the Domestic Food Group and the International Food Group of $16 million and $1 million, respectively, for the three months ended September 30, 1996 and $26 million and $1 million, respectively, for the nine months ended September 30, 1996.

(3) The nine months ended September 30, 1996 period includes the June 1996 restructuring expense of $428 million, consisting of $353 million for the Domestic Food Group and $75 million for the International Food Group.


     Nabisco Holdings reported net sales of $2.24 billion in the third quarter of 1996, an increase of 9% from the third quarter of 1995 level of $2.04 billion, and $6.41 billion in the first nine months of 1996, an increase of 8% from the first nine months of 1995 level of $5.94 billion, with the Domestic Food Group up 7% and 5%, respectively, and the International Food Group up 16% and 15%, respectively. The Domestic Food Group's third quarter net sales increase was attributable to volume increases, principally at the Nabisco Biscuit Company and the Planters Company, accounting for 4 percentage points of the increase, increased selling prices, principally at Biscuit, accounting for 2 percentage points of the increase, with the remaining percentage point increase resulting from the impact of the Parkay acquisition, offset by the impact of the 1995 product line disposals. The Nabisco Biscuit Company volume increase was primarily attributable to the Oreo, Ritz and Chips Ahoy! brands and the continued success of the new Air Crisp line, partially offset by lower volume for SnackWell's and Newtons. The Planters Company volume increase resulted from gains in the warehouse club business, continued success with retailers in establishing category management programs, and a stabilized competitive environment. The Domestic Food Group net sales increase for the nine months was attributable to higher selling prices which accounted for 3 percentage points of the increase, 1 percentage point increase for higher volume and 1 percentage point increase from the impact of the 1995 Parkay acquisition, offset by the impact of the 1995 product line disposals. The International Food Group's net sales increases for the third quarter and first nine months were primarily driven by the fourth quarter
1995 business acquisitions, principally Primo in Canada and Royal Beech Nut in South Africa, and the 1996 acquisitions in Latin America.

     Nabisco Holdings' operating company contribution was $264 million in the third quarter of 1996, an increase of 4% from the third quarter 1995 level of $253 million, and $792 million in the first nine months of 1996, an increase of 1% from the first nine months of 1995 level of $785 million, with the International Food Group up 4% and 9%, respectively and the Domestic Food Group up 5% from last year's third quarter and down 1% for the comparable nine month period. Operating company contribution for the third quarter and first nine months of 1996 includes $16 million and $26 million, respectively, of restructuring related expenses in the Domestic Food Group associated with the implementation of the June 1996 restructuring program. The International Food Group includes similar expenses of $1 million for each 1996 period. The third quarter and nine month 1995 periods include a net gain of $11 million from the sale of the Ortega Mexican food business ($18 million gain in the Domestic Food Group) and New York Style Bagel Chip business ($7 million loss in the International Food Group).


     Excluding the restructuring related expenses, Nabisco Holdings' and the Domestic Food Group's operating company contributions were $281 million and $224 million in the third quarter of 1996, an increase of $28 million, or 11%, and $25 million, or 13%, respectively, from the third quarter of 1995, and $819 million and $649 million in the first nine months of 1996, an increase of $34 million, or 4%, and $19 million, or 3%, from the first nine months of 1995. The 13% increase for the Domestic Food Group for the third quarter is attributable to the profit contribution from higher net sales, partially offset by higher advertising and promotion expenses. The 3% increase for the Domestic Food Group for the first nine months of 1996 is primarily due to the profit impact from higher net sales and lower advertising and promotion expenses, partially offset by higher fixed manufacturing and distribution expenses. The International Food Group's 6% increase in operating company contribution for the third quarter of 1996 was primarily due to the profit impact from business acquisitions, partially offset by lower results in Latin America, principally Argentina, due to higher commodity costs. The International Food Group's 10% increase in operating company contribution for the first nine months of 1996 was primarily due to the profit impact from business acquisitions and improved results in Brazil, Iberia, and Colombia, partially offset by lower results in Argentina.

     Nabisco Holdings' operating income in the third quarter and first nine months of 1996 includes $17 million and $455 million, respectively, of restructuring expenses. Excluding these expenses, operating income was $225 million for the third quarter of 1996 and $649 million for the first nine months of 1996, an increase of 15% and 6%, respectively over the comparable 1995 period, reflecting higher operating company contribution.

RESTRUCTURING EXPENSE

     In the second quarter of 1996, Nabisco recorded a restructuring expense of $428 million ($300 million after tax) related to a program announced on June 24, 1996. The restructuring program, which was undertaken to streamline operations and improve profitability, commenced during the second quarter of 1996 and will be substantially completed during 1997. The $428 million restructuring expense will require cash expenditures of approximately $230 million. In addition to the restructuring expense, the program will require additional cash expenditures of approximately $81 million, of which $27 million ($16 million after tax) was recorded in the second and third quarters of 1996, for implementation and integration expenses, principally for relocation of employees and equipment and training. After completion of the restructuring program, pre-tax savings are expected to be approximately $200 million annually.

     The major components of the $428 million restructuring expense are domestic and international severance and related benefits associated with workforce reductions totaling approximately 6,000 employees (approximately $194 million), estimated losses from disposals of equipment and inventory related to product line rationalizations (approximately $116 million), estimated loss to write-down the carrying value of several non-strategic product lines prior to sale (approximately $51 million), estimated costs to terminate manufacturing supply and distribution contracts (approximately $45 million) and estimated losses from disposals of property related to international plant closures and domestic and international facility reorganizations (approximately $22 million).

     As of September 30, 1996, approximately $82 million of the restructuring accruals were utilized as follows: $31 million for severance and related benefits; $37 million for product line rationalizations; $10 million for contract terminations and $4 million for plant closures.

INTEREST AND DEBT EXPENSE

     Consolidated interest expense of $83 million in the third quarter of 1996 and $248 million for the first nine months of 1996 decreased 1% and 7%, respectively, from the corresponding 1995 periods, primarily as a result of the application of the net proceeds from the sale and issuance of Class A Common Stock to retire debt in January 1995, lower market interest rates and the completion of certain 1995 debt restructuring transactions.

OTHER INCOME (EXPENSE), NET

     Consolidated other income (expense), net, consisted of $(7) million of expense in the third quarter of 1996 and $5 million of income in the third quarter of 1995, and $(22) million of expense in the first nine months of 1996 and $(9) million of expense in the first nine months of 1995. The higher level of expense in the 1996 third quarter reflects lower interest income, foreign exchange losses versus income in the prior year and higher financing costs. The higher level of expense in the first nine months of 1996 reflects lower interest income and higher international financing costs.

NET INCOME (LOSS)

     Nabisco Holdings' net income in the third quarter and net loss for the first nine months of 1996 include after tax expenses of $10 million and $316 million, respectively, related to the June 1996 restructuring program. Excluding the effects of this program, and the 1995 extraordinary loss on the early extinguishment of debt, third quarter 1996 net income would have been $80 million, an increase of 13% from the 1995 third quarter level of $71 million, and $223 million in the first nine months of 1996, an increase of 13% from the 1995 first nine months level of $198 million, reflecting improved operating income and lower interest expense in the 1996 periods.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 1996 Nabisco Holdings and Nabisco adopted SFAS No. 121 and SFAS No. 123. See Note 1 to the Consolidated Condensed Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

     Net cash flows from operating activities amounted to $280 million for the first nine months of 1996 compared to $104 million for the first nine months of 1995. The increase in net cash flows from operating activities primarily reflects the June 1996 restructuring expense, net of $36 million paid, and a smaller increase in working capital requirements.

     Cash flows used in investing activities increased $320 million in the first nine months of 1996 to $470 million from $150 million for the first nine months of 1995, primarily as a result of increased spending in 1996 for business acquisitions during the first nine months of 1996 of approximately $160 million and the absence of proceeds from the 1995 product line sales of approximately $162 million.

     Capital expenditures were $306 million in the first nine months of 1996. Management expects that the current level of capital expenditures planned for 1996 will be approximately $445 million, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations, together with borrowings from Nabisco's bank credit facilities, will be sufficient to support its planned capital expenditures in 1996.

     Cash flows from financing activities for the first nine months of 1996 amounted to $151 million compared to cash flows used in financing activities of $66 million in the first nine months of 1995. The $217 million increase in cash flows from financing reflects higher borrowings to support investing activities and higher dividend payments.

     The Credit Agreement, dated April 28, 1995, among Nabisco Holdings, Nabisco and various financial institutions, provides lending commitments of $2.0 billion for five years and the issuance of up to $300 million of irrevocable letters of credit. Availability is reduced by the aggregate amount of borrowings outstanding and letters of credit issued. At September 30, 1996, the full $2.0 billion remained available.

     The Commercial Paper Facility, dated November 3, 1995, among Nabisco Holdings, Nabisco and various financial institutions, provides a 364 day $1.5 billion credit facility primarily to support the issuance of commercial paper borrowings. Availability is reduced by an amount equal to the aggregate amount of outstanding Nabisco commercial paper. At September 30, 1996, approximately $1,439 million of commercial paper was outstanding. Accordingly, $61 million was available under the Commercial Paper Facility. At the end of the 364 day period, any bank borrowing outstanding under the Commercial Paper Facility is convertible into a three-year term loan at Nabisco's option.

     On June 20, 1996, the Registrants amended certain terms of the Credit Agreement and the Commercial Paper Facility to accommodate the June restructuring program. The Registrants are in the process of finalizing a new five year $1.5 billion credit agreement and a new 364 day $1.5 billion commercial paper liquidity facility to replace the existing credit facilities on substantially similar terms. The Registrants believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

     At September 30, 1996, Nabisco Holdings' outstanding consolidated debt (notes payable and long-term debt, including current maturities) and total capital (total debt and total stockholders' equity) amounted to approximately $4.77 billion and $8.79 billion, respectively, of which total debt is higher by approximately $316 million and total capital is higher by approximately $92 million than their respective balances at December 31, 1995. Approximately $4.44 billion of this debt was issued by Nabisco of which $62 million was secured debt. The $330 million balance was issued by various Nabisco subsidiaries. Nabisco Holdings' ratios of total debt to total stockholders' equity and total debt to total capital at September 30, 1996 were 1.19 to 1 and .54 to 1, respectively.

     On June 5, 1996, Nabisco Holdings announced a 13% increase in its quarterly dividend to an annual rate of $.62 per share from $.55 per share. At that rate, the aggregate amount of dividends to be paid would be approximately $164 million. Nabisco Holdings believes that its internally generated cash and borrowings under its bank credit agreements and any other lines of credit it may establish will provide adequate funds for working capital, interest expense, capital expenditures and payment of its anticipated quarterly dividends. Nabisco Holdings expects to finance future acquisitions primarily from internally generated cash, borrowings and issuances of additional equity.

                            ------------------------

     The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effect on financial performance and future events of competitive pricing for products, success of new product innovations and acquisitions, local economic conditions and the effect of currency fluctuations in countries in which Nabisco Holdings and its subsidiaries do business, the effects of domestic and foreign government regulation and ratings of Nabisco's securities. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


    *10.1  Amended and Restated Deferred Compensation Plan for NHC Directors (dated as of September 15, 1996).

    *10.2  Amended and Restated Stock Option Plan for Directors of Nabisco Holdings Corp. and Subsidiaries (dated as of September 15, 1996).

    *10.3  Amended and Restated Nabisco Holdings Corp. 1994 Long Term Incentive Plan (dated as of September 15,
             1996).

    *11    Nabisco Holdings Corp. Computation of Earnings Per Share for the three months and nine months ended
             September 30, 1996 and 1995.

    *12    Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges/Deficiency in the Coverage of Fixed
             Charges by Earnings Before Fixed Charges for the nine months ended September 30, 1996.

    *27.1  Nabisco Holdings Corp. Financial Data Schedule.

    *27.2  Nabisco, Inc. Financial Data Schedule.


---------------

* Filed herewith.

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NABISCO HOLDINGS CORP.
                                          NABISCO, INC.

                                                      (Registrants)

Date: October 31, 1996                                                  /s/ CHRISTOPHER J. COUGHLIN
                                                          ........................................................
                                                          Christopher J. Coughlin,
                                                          Executive Vice President and
                                                          Chief Financial Officer

                                                                          /s/ ROBERT A. SCHIFFNER
                                                          ........................................................
                                                          Robert A. Schiffner
                                                          Vice President and Controller