Form 10-K405
period 1996-12-31
NABISCO HOLDINGS CORP; NABISCO INC
filed 1997-03-10
CIK 932130, 69526

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                              -------------------
                             NABISCO HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

       DELAWARE               1-13556                13-3077142
   (State or other       (Commission file         (I.R.S. Employer
   jurisdiction of            number)           Identification No.)
   incorporation or
    organization)

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                       NAME OF EACH
                                                                                        EXCHANGE ON
                                                                                           WHICH
    TITLE OF EACH CLASS                                                                 REGISTERED
------------------------------------------------------------------------------------  ---------------
NABISCO HOLDINGS CORP.
 Class A Common Stock, par value $.01 per share                                            New York
NABISCO, INC.
 8.3% Notes due April 15, 1999                                                             New York
 8.0% Notes due January 15, 2000                                                           New York

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO __

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

    THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF NABISCO HOLDINGS CORP. ON FEBRUARY 28, 1997 WAS APPROXIMATELY $2.1 BILLION. CERTAIN DIRECTORS OF NABISCO HOLDINGS CORP. ARE CONSIDERED AFFILIATES FOR PURPOSES OF THIS CALCULATION BUT SHOULD NOT NECESSARILY BE DEEMED AFFILIATES FOR ANY OTHER PURPOSE. NONE OF THE VOTING STOCK OF NABISCO, INC. IS HELD BY ANY NON-AFFILIATE.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: FEBRUARY 28, 1997:

     NABISCO HOLDINGS CORP.:  51,819,653 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER
                              SHARE
                              213,250,000 SHARES OF CLASS B COMMON STOCK, PAR VALUE $.01 PER
                              SHARE
              NABISCO, INC.:  100 SHARES OF COMMON STOCK, PAR VALUE $2.50 PER SHARE

                              -------------------

    NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE DEFINITIVE PROXY STATEMENT OF NABISCO HOLDINGS CORP. TO BE FILED WITH THE SECURITIES AND
EXCHANGE COMMISSION PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934 ON OR PRIOR TO APRIL 30, 1997 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                                   PAGE
                                                                                                                   -----
PART I
Item 1.       Business........................................................................................           1
                  (a) General Development of Business.........................................................           1
                  (b) Financial Information about Industry Segments...........................................           2
                  (c) Narrative Description of Business.......................................................           2
                        Other Matters.........................................................................           7
                  (d) Financial Information about Foreign and Domestic Operations.............................           8
Item 2.       Properties......................................................................................           8
Item 3.       Legal Proceedings...............................................................................           8
Item 4.       Submission of Matters to a Vote of Security Holders.............................................           8
              Executive Officers of the Registrants...........................................................           9

PART II
Item 5.       Market for Registrants' Common Equity and Related Stockholder Matters...........................          11
Item 6.       Selected Financial Data.........................................................................          12
Item 7.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations.........................................................................          14
Item 8.       Financial Statements and Supplementary Data.....................................................          20
Item 9.       Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure..........................................................................          20

PART III
Item 10.      Directors and Executive Officers of the Registrants.............................................          21
Item 11.      Executive Compensation..........................................................................          21
Item 12.      Security Ownership of Certain Beneficial Owners and Management..................................          21
Item 13.      Certain Relationships and Related Transactions..................................................          21

PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................          22

                                     PART I

ITEM 1. BUSINESS

    (A) GENERAL DEVELOPMENT OF BUSINESS

    The operating subsidiaries of Nabisco Holdings Corp. ("Nabisco Holdings") comprise one of the largest food companies in the world. In the United States, the packaged food business is conducted by Nabisco Holdings' subsidiary, Nabisco, Inc. ("Nabisco"), the largest manufacturer and marketer of cookies and crackers. Food operations outside the United States are conducted by Nabisco International, Inc. ("Nabisco International") and Nabisco Ltd, subsidiaries of Nabisco. For financial information with respect to operations in various geographic locations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 to the consolidated financial statements, and the related notes thereto, of Nabisco Holdings and Nabisco as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996 (the "Consolidated Financial Statements").

    Nabisco Holdings was incorporated in Delaware in 1981 under the name of Nabisco Brands, Inc. in connection with the combination of Nabisco, Inc., which was incorporated in 1898 as the National Biscuit Company, and Standard Brands Incorporated, which was incorporated in 1929 in connection with the combination of The Fleischmann Company, Chase & Sanborn, Inc., Royal Baking Powder Company and E.W. Gillette Company, Limited.

    In 1985, Nabisco Holdings was acquired by RJR Nabisco, Inc. ("RJRN") and, in 1989, RJRN was acquired by RJR Nabisco Holdings Corp. ("RJRN Holdings").

    On January 26, 1995, Nabisco Holdings completed the initial public offering of 51,750,000 shares of its Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), at an initial offering price of $24.50 per share. RJRN owns 100% of the outstanding Class B Common Stock, par value $.01 per share (the "Class B Common Stock" and, together with the Class A Common Stock, the "Common Stock"), which represents approximately 80.5% of the economic interest in Nabisco Holdings and approximately 97.6% of the combined voting power of Nabisco Holdings' outstanding Common Stock. In connection with the offering, RJRN, RJRN Holdings and Nabisco Holdings entered into agreements to exchange certain services, to establish tax sharing arrangements and to provide RJRN with certain preemptive and registration rights with respect to securities of Nabisco Holdings and Nabisco.

    In recent years, subsidiaries of Nabisco Holdings have completed a number of acquisitions to expand the domestic and international food businesses. During 1996, subsidiaries of Nabisco acquired the stock of the Mayco and Capri biscuit businesses and the Vizzolini pasta business in Argentina, the stock of Pilar, a Brazilian biscuit business and the stock of Fontaneda, a Spanish biscuit business. In addition, Nabisco formed the Nabisco Taiwan Corporation which purchased the biscuit, confectionery and snack food assets of a Taiwan-based manufacturer.

    In 1995, these acquisitions included (i) certain trademarks and other assets of Kraft Foods' U.S. and Canadian margarine and tablespreads business; (ii) certain trademarks and other assets of Primo Foods Limited, a Canadian manufacturer of dry pasta, canned tomatoes and other Italian food products;
(iii) a 50% interest in Royal Beech-Nut (pty) Ltd., a South African subsidiary of Del Monte Royal Foods Ltd., whose brands include Beechies, LifeSavers candy and Royal dessert mixes; (iv) certain production assets of the Salerno Baking division of Sunshine Biscuits; (v) the assets of Avare and Gumz, two Brazilian milk product companies and (vi) certain trademarks and other assets of Galletera Tejerias, S.A., a biscuit company in Venezuela.

    In 1994, these acquisitions included (i) the KNOX gelatine brand and (ii) an approximately 99% interest in Establecimiento Modelo Terrabusi S.A., Argentina's second largest biscuit and pasta maker.

    In recent years, subsidiaries of Nabisco Holdings sold a number of businesses which no longer met strategic objectives. In 1995, Nabisco sold the ORTEGA Mexican food and the New York Style Bagel Chip businesses and in 1993, Nabisco completed the sale of its ready-to-eat cold cereal business to Kraft Foods, Inc. and one of its affiliates.

    Nabisco will continue to assess its businesses to evaluate their consistency with strategic objectives. Although Nabisco may acquire and divest additional businesses in the future, no decisions have been made with respect to any such acquisitions or divestitures. Under the provisions of existing credit agreements, however, there are restrictions on the sale or disposition of all, substantially all or any substantial portion of certain domestic businesses of Nabisco. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

    During 1995, Nabisco Holdings and Nabisco completed a number of transactions to repay and retire all intercompany debt with RJRN and enable Nabisco to obtain long-term debt financing independent of RJRN. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

    (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    During 1994, 1995 and 1996, Nabisco engaged in the food business and related activities only. Accordingly, no separate industry segment information is provided.

    (C) NARRATIVE DESCRIPTION OF BUSINESS

    Nabisco's businesses in the United States are comprised of the Nabisco Biscuit, Specialty Products, LifeSavers, Planters, Nabisco Tablespreads (formerly Fleischmann's) and Food Service Companies (collectively, the "Domestic Food Group"). Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International (collectively, the "International Food Group").

    Food products are sold under trademarks owned or licensed by Nabisco and brand recognition is considered essential to their successful marketing. None of Nabisco's customers accounted for more than 10% of sales for 1996.

DOMESTIC FOOD GROUP OPERATIONS

    NABISCO BISCUIT COMPANY. Nabisco Biscuit Company is the largest manufacturer and marketer in the United States cookie and cracker industry with nine of the top ten selling brands, each of which had annual net sales of over $100 million in 1996. Overall, in 1996, Nabisco Biscuit had a 41.0% share of the domestic cookie category and a 55.8% share of the domestic cracker category, in the aggregate more than two times the share of its closest competitor. Leading Nabisco Biscuit cookie brands include OREO, CHIPS AHOY!, SNACKWELL'S and NEWTONS. Leading Nabisco Biscuit cracker brands include RITZ, PREMIUM, NABISCO HONEY MAID GRAHAMS, TRISCUIT, WHEAT THINS and AIR CRISPS.

    OREO and CHIPS AHOY! are the two largest selling cookies in the United States. OREO, the leading sandwich cookie, is Nabisco Biscuit's largest selling cookie brand. Line extensions such as OREO DOUBLE STUF, FUDGE COVERED OREO and Reduced Fat OREO continue to increase the brand's appeal to targeted consumer groups. CHIPS AHOY! is the leader in the chocolate chip cookie segment with line extensions such as CHUNKY CHIPS AHOY! and CHEWY CHIPS AHOY! broadening its appeal and adding incremental sales.

    NEWTONS, the oldest Nabisco Biscuit cookie brand, is the fourth leading cookie brand in the United States. In recent years, the introductions of fat free and reduced calorie varieties of Newtons, as well as NEWTONS COBBLERS, have expanded the appeal of NEWTONS.

    Nabisco Biscuit's cracker business is led by RITZ, the largest selling cracker in the United States, as well as RITZ BITS, RITZ BITS SANDWICHES, REDUCED FAT RITZ, successful product line extensions which, together with RITZ, accounted for 13.9% of cracker sales in the United States in 1996. In addition, PREMIUM, the oldest Nabisco cracker brand and the leader in the saltine cracker segment, is joined by NABISCO HONEY MAID GRAHAMS, WHEAT THINS and TRISCUIT to comprise, along with RITZ, five of the six largest selling cracker brands in the United States. AIR CRISPS, a line of light crispy baked snacks in Ritz, Cheese Nips, Wheat Thins and Pretzel varieties was launched nationally in 1996 and has already achieved sales in excess of $100 million.

    In 1992, Nabisco Biscuit became the leading manufacturer and marketer of no fat/reduced fat cookies and crackers with the introduction of the SNACKWELL's line which is now the third largest cookie brand in the U.S.

    Nabisco Biscuit's other cookie and cracker brands, which include NILLA, NUTTER BUTTER, STELLA D'ORO, BETTER CHEDDARS, CHEESE NIPS AND BARNUM'S ANIMAL CRACKERS, compete in consumer niche segments. Many are the first or second largest selling brands in their respective segments.

    In 1994, Nabisco Biscuit entered the breakfast snack aisle with the launch of SNACKWELL'S cereal bars and granola bars along with the repositioning of TOASTETTES toaster pastries. Nabisco introduced SNACKWELL's fat free toaster pastries in 1996.

    Nabisco Biscuit's products are manufactured in 14 Nabisco Biscuit owned facilities and in 13 facilities with which Nabisco Biscuit has production agreements. These facilities are located throughout the United States. Nabisco Biscuit also operates a flour mill in Toledo, Ohio which supplies over 85% of its flour needs.

    Nabisco Biscuit's products are sold to major grocery and other large retail chains through Nabisco Biscuit's direct store delivery system. The system is supported by a distribution network utilizing 10 major distribution warehouses and 126 shipping branches where shipments are consolidated for delivery to approximately 119,000 separate delivery points. Nabisco believes this sophisticated distribution and delivery system provides it with a significant service advantage over its competitors.

    SPECIALTY PRODUCTS COMPANY. The Specialty Products Company manufactures and markets a broad range of food products, with sauces and condiments, pet snacks, hot cereals, healthy packaged egg products, dry mix desserts, and nonfat chocolate yogurt representing the largest categories. Many of Specialty Products Company products are first or second in their product categories. Well-known brand names include A.1. steak sauces, GREY POUPON mustards, MILK-BONE pet snacks, CREAM OF WHEAT hot cereals, EGGBEATERS healthy packaged egg product and ROYAL desserts.

    Specialty Products' primary entries in the sauce and condiment segments are
A.1. and A.1. BOLD steak sauces, the leading line of steak sauces, and GREY POUPON mustards, which include the leading Dijon mustard.

    Specialty Products is the second largest manufacturer of pet snacks in the United States with MILK-BONE dog biscuits. MILK-BONE products include MILK-BONE ORIGINAL BISCUITS, FLAVOR SNACKS, DOG TREATS, BUTCHER'S CHOICE, and DOGGIE BAG TREATS.

    The Specialty Products Company, a leading manufacturer of hot cereals, participates in the cook-on-stove and mix-in-bowl segments of the category. CREAM OF WHEAT, the leading wheat-based hot cereal, and CREAM OF RICE participate in the cook-on-stove segment and nine varieties of INSTANT CREAM OF WHEAT participate in the mix-in-bowl segment. Quaker Oats Company is the most significant participant in the hot cereal category.

    Specialty Products manufactures products in five plants and sources products from a number of contract manufacturers. Specialty Products utilizes Nabisco's Sales & Integrated Logistics Group to manage the sales and distribution of its products. Its products are primarily sold to retail grocery chains, drug stores, mass merchandisers and other major retail outlets through a direct sales force. Independent brokers are used to sell its refrigerated and frozen products.

    LIFESAVERS COMPANY. The LifeSavers Company manufactures and markets non-chocolate candy and gum primarily for sale in the United States. LifeSavers' well-known brands include LIFE SAVERS candy, BREATH SAVERS sugar free mints, BUBBLE YUM bubble gum, FRUIT STRIPE gum, CARE*FREE sugarless gum, NOW & LATER fruit chewy taffy, ICE BREAKERS gum, and GUMMI SAVERS fruit chewy candy. LIFE SAVERS is the largest selling non-chocolate candy brand in the United States, with a 1996 share of 5.4% of the non-chocolate candy category, BREATH SAVERS is the largest selling sugar free breath mint in the United States and BUBBLE YUM is the largest selling chunk bubble gum in the United States. LifeSavers' products are seasonally strongest in the fourth quarter.

    LifeSavers manufactures its products in four plants and utilizes Nabisco's Sales & Integrated Logistics Group to manage the sales and distribution of its products. Its products are primarily sold to grocery stores, drug stores, mass merchandisers, convenience stores and membership club stores.

    PLANTERS COMPANY. The Planters Company produces and markets nuts and snacks largely for sale in the United States, primarily under the PLANTERS trademark. Planters, the only brand sold nationally, is the clear leader in the packaged nut category. Planters' products are seasonally strongest in the fourth quarter.

    Planters manufactures its products in two plants and utilizes Nabisco's Sales & Integrated Logistics Group to manage the sales and distribution of its products. Its products are primarily sold to grocery stores, drug stores, mass merchandisers, convenience stores and membership club stores.

    FOOD SERVICE COMPANY. The Food Service Company sells through non-grocery channels, a variety of specially packaged food products of the Domestic Food Group including cookies, crackers, confections, hot cereals, sauces and condiments for the food service and vending machine industry. Food Service also sells frozen pies through its Plush Pippin business. The Food Service products are distributed by Nabisco's Sales & Integrated Logistics Group.

    NABISCO TABLESPREADS COMPANY. The Nabisco Tablespreads Company manufactures and markets various margarines and spreads, and is the second largest margarine producer in the United States. Nabisco Tablespreads participates in all segments of the margarine category, with the FLEISCHMANN'S, BLUE BONNET and MOVE OVER BUTTER brands. Nabisco Tablespreads strengthened its position in the margarine category in 1995 with the October purchase of the Kraft Foods, Inc. margarine business which includes the PARKAY, TOUCH OF BUTTER and CHIFFON brands. Nabisco Tablespreads currently manufactures in two facilities, and sources products from two contract manufacturers. Nabisco

Tablespreads utilizes Nabisco's Sales and Integrated Logistics Group to manage the sales and distribution of its products which are sold primarily to grocery stores.

    SALES & INTEGRATED LOGISTICS GROUP. The Sales & Integrated Logistics Group handles sales and distribution for Specialty Products, LifeSavers, Planters and Nabisco Tablespreads Companies and distribution for the Food Service Company. It sells to retail grocery chains through independent brokers and a direct sales force, and to drug stores, mass merchandisers and other major retail outlets through its direct sales force. The products are distributed from twenty distribution centers located throughout the United States.

INTERNATIONAL FOOD GROUP OPERATIONS

    NABISCO LTD. Nabisco Ltd conducts Nabisco's Canadian operations through its Biscuit Division, Grocery Division and Food Service Division. Excluding private label brands, the Biscuit Division produced nine of the top ten cookies and nine of the top ten crackers in Canada in 1996. Nabisco Ltd's cookie and cracker brands in Canada include OREO, CHIPS AHOY!, SNACKWELL'S, FUDGEE-O, PEEK FREANS, DAD'S, DAVID, PREMIUM PLUS, RITZ, TRISCUIT and STONED WHEAT THINS. These products are manufactured in five bakeries in Canada and are sold through a direct store delivery system, utilizing 11 sales offices and distribution centers and a combination of public and private carriers. Nabisco Ltd also markets a variety of single-serve cookies, crackers and salty snacks under such brand names as MINI OREO, RITZ BITS SANDWICHES and CRISPERS.

    Nabisco Ltd's Grocery Division produces and markets canned fruits and vegetables, fruit juices and drinks, and pet snacks. The Grocery Division is the leading canned fruit producer in Canada and is the second largest canned vegetable producer in Canada. Canned fruits, vegetables, soups and fruit juices and drinks are marketed under the DEL MONTE trademark, pursuant to a license from the Del Monte Corporation, and under the AYLMER trademark. The Grocery Division also markets MILK-BONE pet snacks and MAGIC baking powder, each a leading brand in Canada. Nabisco Ltd's Grocery Division operated seven manufacturing facilities in 1996, five were devoted to canned products, principally fruits and vegetables, one produced pet snacks and one produced pasta. The Grocery Division's products are sold directly to retail chains and are distributed through five regional warehouses. In 1995, Nabisco Ltd acquired the PRIMO brand for dry pasta, canned tomatoes and other Italian food products which are manufactured in two facilities and distributed in certain geographic areas by a direct store delivery system.

    In 1995, Nabisco Ltd re-entered the margarine and tablespread business with its acquisition of the PARKAY, TOUCH OF BUTTER and CHIFFON brands from Kraft Canada Inc. These products are currently manufactured and distributed under agreements with Ault Foods, Ltd., to which firm Nabisco Ltd licensed the Parkay brand in November 1996.

    Nabisco Ltd's Food Service Division sells a variety of specially packaged food products including cookies, crackers, canned fruits, vegetables and condiments to non-grocery outlets. The Food Service Division has its own sales and marketing organization and sources product from Nabisco Ltd's other divisions.

    NABISCO INTERNATIONAL. Nabisco International is a leading producer of biscuits, powdered dessert and drink mixes, baking powder, pasta, juices, milk products and other grocery items, as well as, industrial yeast and bakery ingredients. Nabisco International also exports a variety of Domestic Food Group products to markets in Europe, the Middle East, Latin America, Africa and Asia from the United States. It is one of the largest multinational packaged food businesses in Latin America, with operations in 17 countries.

    Nabisco International manufactures and markets biscuits and crackers under the NABISCO brand, yeast, baking powder and bakery ingredients under the FLEISCHMANN'S and ROYAL brands, desserts and drink mixes under the ROYAL brand, processed milk products under the GLORIA, AVARE, and GUMZ brands, juice under the MAGUARY brand, and canned fruits and vegetables under the DEL MONTE brand, pursuant to a license from the Del Monte Corporation.

    Nabisco International's largest market is Brazil, where it operates 15 plants. In biscuits, Nabisco International is the market leader in Spain, Venezuela, Puerto Rico, Nicaragua, Uruguay and Taiwan, and holds strong number two positions in Argentina, Peru, Ecuador and other Central American markets. Nabisco International is the market leader in powdered desserts in Spain and most of Latin America, in the yeast category in Brazil, and certain other Latin American countries, in baking powder throughout South America, and in canned vegetables in Venezuela.

    Nabisco International also maintains a strong position in the processed milk category in Brazil and expanded its market share through the 1995 acquisitions of Avare (I.C.P.A. Cerqueirense Ltda.) and Gumz Alimentos S.A. Industria e Comercio.

    In Argentina, Nabisco International acquired 71% of Establecimiento Modelo Terrabusi S.A. in April 1994, and increased its interest in the Argentine biscuit and pasta company to approximately 99% in October and November 1994.

    Nabisco further strengthened its Latin American biscuit operations through the acquisitions of Companhia Produtos Pilar in Brazil, and Productos Mayco S.A.I.C.I.F. and Productos Capri S.A.C.I.I. in Argentina during 1996, and Galletera Tejerias, S.A. in Venezuela during 1995. Its pasta business was strengthened in Argentina via the acquisitions of Luis Vizzolini e Hijos, S.A.I.C., and initiated in Brazil with the Pilar acquisition.

    Nabisco International significantly increased its presence in Europe through its 1993 and 1994 100% acquisition of Royal Brands, S.A. in Spain and Royal Brands Portugal. Nabisco International's products in Spain include biscuits marketed under the ARTIACH and MARBU trademarks, powdered dessert mixes marketed under the ROYAL trademark, and various other foods, including canned meats and juices. In 1996, it consolidated its market leadership position in biscuits with the acquisition of Galletas Fontaneda, S.A.

    In 1995, Nabisco International re-entered the South African market through the acquisition of 50% of Royal Beech-Nut (Pty) Ltd., which it previously owned. Royal Beech-Nut markets baking powder and powdered dessert mixes under the ROYAL brand, chewing gum under the BEECHIES and CARE*FREE brands and candy under the LIFESAVERS and BEECH-NUT brands.

    In Asia, Nabisco International continues to expand its Chinese biscuit business through a joint venture in Beijing and a wholly-owned subsidiary in Shanghai. The Beijing bakery was trebled in size and a greenfield plant outside Shanghai started up in 1996. In addition, a greenfield plant, 70% owned by Nabisco and 30% by its partner and distributor P. T. Rodamas--Indonesia, started up this year. Biscuit leadership in Taiwan was gained in 1996 through the acquisition of the assets of Lucky Enterprises Corporation Limited, the leading biscuit company in Taiwan.

    Nabisco International's grocery products are sold to retail outlets through its own local country sales forces and independent wholesalers and distributors. Industrial yeast and bakery products are sold to the bakery trade through Nabisco International's own local country sales forces and independent distributors.

RAW MATERIALS

    Various agricultural commodities constitute the principal raw materials used by Nabisco in its food businesses. These raw materials are purchased on the commodities market and through supplier contracts. Prices of agricultural commodities tend to fluctuate due to various seasonal, climatic and economic factors which generally also affect Nabisco's competitors. The Registrants believe that all of the raw materials for Nabisco products are in plentiful supply and are readily available from a variety of independent suppliers.

COMPETITION

    Generally, the markets in which the Domestic Food Group and the International Food Group conduct their business are highly competitive. Competition consists of large domestic and international companies, local and regional firms and generic and private label products of food retailers. Competition is conducted on the basis of brand recognition, brand loyalty, quality and price. Substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new product.

    The trademarks under which the Domestic Food Group and the International Food Group market their products are generally registered in the United States and other countries in which such products are sold and are generally renewable indefinitely. Nabisco and certain of its subsidiaries have from time to time granted various parties exclusive licenses to use one or more of their trademarks in particular locations. Nabisco does not believe that such licensing arrangements have a material effect on the conduct of its domestic or international business.

                                 OTHER MATTERS

ENVIRONMENTAL MATTERS

    The U.S. Government and various state and local governments have enacted or adopted laws and regulations concerning protection of the environment. The regulations promulgated by the Environmental Protection Agency and other governmental agencies under various statutes have resulted in, and will likely continue to result in, substantial expenditures for pollution control, waste treatment, plant modification and similar activities.

    Nabisco Holdings or certain of its subsidiaries have been named "potentially responsible parties" with third parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or may have indemnification obligations with respect to thirteen sites. Liability under CERCLA is joint and several.

    Nabisco and its subsidiaries have been engaged in a continuing program to assure compliance with federal, state and local environmental laws and regulations. Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and to estimate the cost of resolving these CERCLA matters, the Registrants do not expect such expenditures or costs to have a material adverse effect on their financial condition.

EMPLOYEES

    At December 31, 1996, Nabisco had approximately 54,000 full time employees. Most of the unionized workers at Nabisco's domestic locations are represented under a national contract with the Bakery, Confectionery and Tobacco Workers International Union, which was ratified in August 1996 and which will expire in August 2001. Other unions represent the employees at a number of Nabisco locations. Nabisco Holdings believes that Nabisco's relations with these employees and with their unions are good.

    (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

    For information about foreign and domestic operations for the years 1994 through 1996, see "Geographic Data" in Note 14 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

    For information on properties, see Item 1. For additional information pertaining to the location of Nabisco's assets as of December 31, 1996 and 1995, see Note 14 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

    In the fourth quarter of 1995, purported RJRN Holdings' stockholders filed, on their own behalf and derivatively on behalf of RJRN Holdings and Nabisco Holdings, three putative class and derivative actions in the Court of Chancery of the State of Delaware in and for New Castle County against members of the RJRN Holdings' Board and RJRN Holdings and Nabisco Holdings, as nominal defendants. The actions were consolidated in December 1995. The plaintiffs allege, among other things, that the individual defendants breached their fiduciary duty and wasted corporate assets by undertaking the debt exchange offer and consent solicitation completed by RJRN and Nabisco, Inc. in June 1995 and by amending RJRN Holdings' By-Law provisions concerning the right to call stockholder meetings and procedures for stockholder action by written consent in August 1995. The plaintiffs allege that management took these and other actions to obstruct wrongfully a spin-off of Nabisco Holdings, to enrich the defendants at the expense of RJRN Holdings, its stockholders and Nabisco Holdings and to entrench the defendants in the management and control of RJRN Holdings. By agreement of the parties, the defendants' time to respond to the complaint in these consolidated actions has been extended, most recently, to May 9, 1997. RJRN Holdings believes that these allegations are without merit and, if necessary, will defend these actions vigorously.

    Nabisco is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on Nabisco's financial condition or results of operations. For additional information relating to legal proceedings, see "Other Matters--Environmental Matters" in Item 1.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANTS

    The following table sets forth certain information concerning the executive officers of Nabisco Holdings and Nabisco:

                                                             BUSINESS EXPERIENCE DURING PAST FIVE YEARS
     NAME                           AGE                                 AND OTHER INFORMATION
------------------------------      ---      ---------------------------------------------------------------------------
H. John Greeniaus                       52   Chairman, President and Chief Executive Officer of Nabisco Holdings and of
                                               Nabisco since May 1996; previously President and Chief Executive Officer of Nabisco Holdings and of Nabisco, October 1994-May 1996; Vice Chairman
                                               of RJRN Holdings and of RJRN, June 1995-May 1996; Member of the Board of
                                               Directors of RJRN Holdings and of RJRN, June 1989-May 1996; Chairman and
                                               Chief Executive Officer of Nabisco, 1993-1994; President of Nabisco,
                                               1987-1993. Member of the Board of Directors of Nabisco Holdings and of
                                               Nabisco since October 1994.

James J. Postl                          51   Executive Vice President of Nabisco Holdings and of Nabisco since April
                                               1996 and President of Nabisco Biscuit Company since January 1996;
                                               previously Senior Vice President of Nabisco Holdings and Vice President
                                               of Nabisco and President and Chief Executive Officer of Nabisco
                                               International, December 1994-December 1995; President and Chief Operating
                                               Officer of Nabisco International, February-December 1994; prior thereto,
                                               President of Hostess Frito-Lay, Canada and President, Americas, PepsiCo
                                               Foods International, 1991-1994.

Douglas R. Conant                       45   Executive Vice President of Nabisco Holdings and of Nabisco since June 1995 and President of Nabisco U.S. Foods Group since February 1997; previously
                                               President of Sales & Integrated Logistics Group, 1994-June 1995; Senior
                                               Vice President-Marketing of Nabisco Biscuit Company, 1993-1994; Vice
                                               President and General Manager of Fleischmann's Company, 1992.

Christopher J. Coughlin                 44   Executive Vice President of Nabisco Holdings and of Nabisco since April
                                               1996 and President of Nabisco International since February 1997;
                                               previously Executive Vice President and Chief Financial Officer of
                                               Nabisco Holdings and Nabisco April 1996 - February 1997; prior thereto,
                                               Consultant, 1995-1996; Chief Financial Officer and member of the Board of
                                               Directors of Sterling Winthrop, Inc. (a subsidiary of Eastman Kodak
                                               Company), 1992-1994.

Joseph W. Farrelly                      52   Executive Vice President and Chief Information Officer of Nabisco Holdings
                                               and of Nabisco since April 1995; previously Senior Vice President and
                                               Chief Information Officer of Nabisco Holdings, October 1994-April 1995,
                                               and of Nabisco, 1992-April 1995; prior thereto, Vice President of
                                               Automatic Data Processing, Inc. 1988-1992.

                                                             BUSINESS EXPERIENCE DURING PAST FIVE YEARS
     NAME                           AGE                                 AND OTHER INFORMATION
------------------------------      ---      ---------------------------------------------------------------------------
James A. Kirkman III                    55   Executive Vice President, General Counsel and Secretary of Nabisco Holdings
                                               and of Nabisco since April 1995; previously Senior Vice President,
                                               General Counsel and Secretary of Nabisco Holdings, October 1994-April
                                               1995, and of Nabisco, 1992-April 1995.

John F. Manfredi                        56   Executive Vice President-Corporate Affairs of Nabisco Holdings and of
                                               Nabisco since April 1995; previously Senior Vice President-Corporate
                                               Affairs of Nabisco Holdings, October 1994-April 1995; Senior Vice
                                               President-External and Government Affairs of Nabisco, 1992-April 1995.

C. Michael Sayeau                       51   Executive Vice President-Human Resources of Nabisco Holdings and of Nabisco
                                               since April 1995; previously Senior Vice President-Human Resources of
                                               Nabisco Holdings, October 1994-April 1995, and of Nabisco, 1992-April
                                               1995.

Robert A. Schiffner, Jr.                47   Senior Vice President and Controller of Nabisco Holdings and of Nabisco
                                               since March 1997; previously Vice President and Controller of Nabisco
                                               Holdings and of Nabisco, April 1995-February 1997; Senior
                                               Director-Finance and Business Development, Specialty Products Company,
                                               January 1994-March 1995; Vice President-Planning and Trade Marketing,
                                               Sales & Integrated Logistics Group, 1993; Vice President-Finance, Nabisco
                                               Foods Company, 1990-1992.

Francis X. Suozzi                       56   Senior Vice President and Treasurer of Nabisco Holdings and of Nabisco
                                               since March 1997; previously Vice President and Treasurer of Nabisco
                                               Holdings and of Nabisco, February 1995-February 1997; Vice President and
                                               Assistant Treasurer of RJRN, March 1994-February 1995; prior thereto,
                                               Managing Director of First Intercontinental Group, 1991-1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Class A Common Stock of Nabisco Holdings commenced trading on the New York Stock Exchange (the "NYSE") on January 20, 1995. There is no public trading market for the Class B Common Stock of Nabisco Holdings, all of which is held by RJRN. All of the common stock of Nabisco, Inc, is held by Nabisco Holdings.

    As of January 31, 1997, there were approximately 670 record holders of the Class A Common Stock. The initial public offering price of the Class A Common Stock was $24.50. The closing price on the NYSE of the Class A Common on February 28, 1997 was $41 1/8.

    The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for the Class A Common Stock on the NYSE Composite Tape, as reported in the Wall Street Journal.

1996                                                                                       HIGH                  LOW
                                                                                          ------               --------
First Quarter                                                                            $36  7/8              $30
Second Quarter                                                                           $36  1/4              $30  1/2
Third Quarter                                                                            $35  5/8              $31  1/8
Fourth Quarter                                                                           $40  1/4              $32  1/8

1995
First Quarter, commencing January 20                                                     $29  3/8              $25  29/64
Second Quarter                                                                           $30  1/4              $25  1/2
Third Quarter                                                                            $30  1/4              $26  1/4
Fourth Quarter                                                                           $32  5/8              $26  1/4

    On July 1, 1995, Nabisco Holdings paid an initial quarterly dividend of $.1375 per share, or $36 million. Nabisco Holdings paid a similar dividend on October 1, 1995, January 1, 1996 and April 1, 1996. Commencing with the July 1, 1996 payment, the quarterly cash dividend on its common stock was increased to $.155 per share or $.62 per share on an annual basis.

    The operations of Nabisco Holdings are conducted through Nabisco and its subsidiaries, and therefore Nabisco Holdings is dependent on the earnings and cash flow of Nabisco and its subsidiaries to satisfy its obligations and other cash needs. For information concerning limitations on dividends, see Item 7, "Management's Discussion and Analysis--Liquidity and Financial Condition" and
Note 9 to the Consolidated Financial Statements. Nabisco Holdings does not believe that the provisions of the credit facilities will limit its ability to pay its anticipated quarterly dividends. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Financial Condition".

    RJRN Holdings has advised Nabisco Holdings that its current intent is to continue to hold all of the Class B Common Stock beneficially owned by RJRN Holdings, and RJRN Holdings' board of directors has adopted policies setting forth RJRN Holdings' intention not to make such a distribution prior to December 31, 1998 if such distribution would cause the ratings of the senior indebtedness of RJRN to be reduced from investment grade to non-investment grade or if, after giving effect to such distribution, any publicly held senior debt of Nabisco Holdings would not be rated investment grade. However, the board of directors of Nabisco Holdings is aware that the board of directors of RJRN Holdings is committed to effecting a spin-off of Nabisco Holdings at the appropriate time. RJRN Holdings has no agreement with Nabisco Holdings not to sell or distribute such shares, and there can be no assurance concerning the period of time during which RJRN Holdings will maintain the present levels of its beneficial ownership of Common Stock. RJRN Holdings has received notices from affiliates of each of Carl C. Icahn, Bennett S. LeBow (the "LeBow Group") and their respective affiliates of their intent to launch separate proxy solicitations to elect a new slate of directors of RJRN Holdings. The notices from the two groups state that their nominees are committed to an immediate spin-off of Nabisco Holdings. On February 27, 1997, Mr. Icahn filed an amendment (the "Amendment") to Schedule 13D on behalf of himself and several affiliated entities (together, the "Icahn Group") and Mr. Thomas Rattigan. The Amendment stated that it would be "exceedingly difficult" to prevail in a proxy contest with the management of RJRN Holdings. The Amendment also stated that the Icahn Group had sold all of its shares of RJRN Common Stock. RJRN Holdings opposes both the Icahn and LeBow solicitations.

    Beneficial ownership of at least 80% of the total voting power and value of the outstanding Common Stock is required in order for RJRN Holdings to continue to include Nabisco Holdings in its consolidated group for federal income tax purposes and ownership of at least 80% of the total voting power and 80% of each class of nonvoting capital stock is required in order for RJRN Holdings to be able to effect a tax-free spin-off of Nabisco Holdings in the future.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data of Nabisco Holdings Corp. ("Nabisco Holdings") presented below as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996 were derived from the consolidated financial statements of Nabisco Holdings (the "Consolidated Financial Statements") set forth herein, which have been audited by Deloitte & Touche LLP, independent auditors. In addition, the selected consolidated financial data of Nabisco Holdings presented below as of December 31, 1994, 1993 and 1992 and for each of the years in the two year period ended December 31, 1993 were derived from audited consolidated financial statements of Nabisco Holdings, not presented herein. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------------------
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)                    1996       1995       1994       1993       1992
                                                                ---------  ---------  ---------  ---------  ---------
RESULTS OF OPERATIONS
  Net sales...................................................  $   8,889  $   8,294  $   7,699  $   7,025  $   6,707
                                                                ---------  ---------  ---------  ---------  ---------
  Cost of products sold.......................................      5,226      4,776      4,295      3,831      3,623
  Selling, advertising, administrative and general
    expenses(1)...............................................      2,533      2,389      2,292      2,245      2,174
  Amortization of trademarks and goodwill.....................        228        227        225        218        212
  Restructuring expense.......................................        428         --         --        153         63
                                                                ---------  ---------  ---------  ---------  ---------
    Operating income..........................................        474        902        887        578        635
  Interest expense(2).........................................       (329)      (349)      (376)      (416)      (491)
  Gain on sale of business(3).................................         --         --         --         --         98
  Other income (expense), net(4)..............................        (32)       (17)       (20)       (19)         4
                                                                ---------  ---------  ---------  ---------  ---------
    Income before income taxes................................        113        536        491        143        246
  Provision for income taxes..................................         96        222        224         51        170
                                                                ---------  ---------  ---------  ---------  ---------
    Income before extraordinary item..........................         17        314        267         92         76
  Extraordinary item--loss on early extinguishment of debt,
    net of income taxes.......................................     --            (19)        --         --         (1)
                                                                ---------  ---------  ---------  ---------  ---------
    Net income................................................  $      17  $     295  $     267  $      92  $      75
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------

PER SHARE DATA
  Net income per common and common equivalent share:
  Income before extraordinary item............................  $     .06  $    1.20
  Extraordinary item..........................................     --           (.07)
                                                                ---------  ---------
      Net income..............................................  $     .06  $    1.13
                                                                ---------  ---------
                                                                ---------  ---------
  Dividends declared per common share.........................  $   .6025  $   .4125
                                                                ---------  ---------
                                                                ---------  ---------

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------------------
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)                    1996       1995       1994       1993       1992
                                                                ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA
  (AT END OF PERIODS)
  Working capital.............................................  $    (340) $      --  $  (1,463) $    (161) $     164
  Total assets................................................     12,290     12,303     11,886     11,264     11,182
  Total debt..................................................      4,488      4,455      5,640        225        204
  Stockholders' equity(5).....................................      4,084      4,244      2,880      7,517      7,707

------------------------

(1) For 1994 and prior years, selling, advertising, administrative and general expenses include the allocation from RJRN of corporate administrative costs not specifically attributable to an operating company. Such allocation was based on the ratio of Nabisco Holdings' invested capital (as defined below) to RJRN Holdings consolidated invested capital. See Note 10 to the Consolidated Financial Statements.

(2) For 1994 and prior years, interest expense includes the allocation from RJRN of corporate interest expense and amortization of debt issuance costs not specifically attributable to an operating company. Such allocation was based on the ratio of Nabisco Holdings' invested capital at the beginning of the year (sum of working capital, property, plant and equipment, other assets, goodwill, trademarks and other intangibles and less minority interest liabilities) to RJRN Holdings' consolidated invested capital at the beginning of the year, adjusted for (i) the change in Nabisco Holdings' invested capital during the year times (ii) the RJRN short-term borrowing rate. See Note 10 to the Consolidated Financial Statements.

(3) Gain on sale of business represents the gain on the sale of the ready-to-eat cold cereal business of $98 million in December 1992.

(4) For 1994 and prior years, other income (expense), net includes the allocation from RJRN of interest income, foreign exchange gains or losses and other financial income and expenses not specifically attributable to an operating company. (See Note 10 to the Consolidated Financial Statements).

(5) As of December 31, 1994 and prior, the amounts represent RJRN's investment in Nabisco Holdings.

               See Notes to the Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
      OPERATIONS

    The following discussion and analysis of Nabisco Holdings' financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Financial Statements.

    The food business is conducted by operating subsidiaries of Nabisco Holdings. Nabisco's businesses in the United States are comprised of the Nabisco Biscuit, Specialty Products, LifeSavers, Planters, Nabisco Tablespreads (formerly Fleischmann's) and Food Service Companies (collectively, the "Domestic Food Group"). Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" and together with Nabisco Ltd, the "International Food Group").

                             RESULTS OF OPERATIONS

    Summarized financial data for Nabisco Holdings is as follows:

                                                                                                      % CHANGE FROM
                                                                                                        PRIOR YEAR
                                                                                                   --------------------
                                                                    1996       1995       1994       1996       1995
                                                                  ---------  ---------  ---------  ---------  ---------

                                                                       (DOLLARS IN MILLIONS)
Net Sales:
  Domestic Food Group...........................................  $   6,315  $   6,020  $   5,729          5%         5%
  International Food Group......................................      2,574      2,274      1,970         13%        15%
                                                                  ---------  ---------  ---------
  Total Nabisco Holdings........................................  $   8,889  $   8,294  $   7,699          7%         8%
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------
Operating Company Contribution(1)(2):
  Domestic Food Group...........................................  $     888  $     890  $     935     --%            (5)%
  International Food Group......................................        242        239        177          1%        35%
                                                                  ---------  ---------  ---------
  Total Nabisco Holdings........................................  $   1,130  $   1,129  $   1,112     --%             2%
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------
Operating Income(2)(3):
  Domestic Food Group...........................................  $     333  $     687  $     730        (52)%        (6)%
  International Food Group......................................        141        215        157        (34)%        37%
                                                                  ---------  ---------  ---------
  Total Nabisco Holdings........................................  $     474  $     902  $     887        (47)%         2%
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

------------------------

(1) Operating company contribution represents operating income before amortization of trademarks and goodwill and is exclusive of restructuring expense.

(2) Includes $97 million of non-recurring restructuring implementation expenses related to the Domestic Food Group ($91 million) and the International Food Group ($6 million) in 1996.

(3) Operating income includes the June 1996 restructuring expense of $428 million, consisting of $353 million for the Domestic Food Group and $75 million for the International Food Group.

    1996 VS. 1995. Nabisco Holdings reported net sales of $8.89 billion in 1996, an increase of 7% from the 1995 level of $8.29 billion, with the Domestic Food Group up 5% and the International Food Group up 13%. The Domestic Food Group's sales increase was attributable to volume increases, principally at the Planters Company and in key core products at the Nabisco Biscuit Company, accounting for 1 percentage point of the increase, increased selling prices, principally at Biscuit, accounting for 3 percentage points of the increase with the remaining percentage point increase resulting from the net impact of the Parkay acquisition and the 1995 product line disposals. The Nabisco Biscuit Company's increase in net sales was primarily attributable to volume increases in the Oreo, Ritz, Air Crisps and Chips Ahoy! brands, partially offset by lower volume for Snackwell's and Newtons. The Planters Company volume increase resulted from gains in the warehouse club and mass merchandising channels and a more stable competitive environment in the nut market. The International Food Group's net sales increase for 1996 was primarily driven by 1995 business acquisitions, principally Primo in Canada and Royal Beech Nut in South Africa, and the 1996 business acquisitions in Latin America.

    Nabisco Holdings' operating company contribution of $1.13 billion in 1996, was approximately equal to last year's level, with the International Food Group up 1% and the Domestic Food Group flat. Operating company contribution for 1996 includes $91 million of restructuring related expenses in the Domestic Food Group associated with the implementation of the June 1996 restructuring program and the International Food Group includes similar expenses of $6 million. The 1995 period includes a net gain of $11 million from the sale of the Ortega Mexican food ($18 million gain in the Domestic Food Group) and New York Style Bagel Chip ($7 million loss in the International Food Group) businesses.

    Excluding the 1996 restructuring related expenses, Nabisco Holdings' operating company contribution was $1.23 billion, an increase of 9% from the $1.13 billion reported in 1995. On the same basis, the operating company contribution for the Domestic Food Group increased $89 million, or 10%, in 1996 primarily as a result of the profit impact from higher net sales, lower advertising expenses, partially offset by higher trade promotion expense and higher fixed manufacturing and distribution expenses. On the same basis, the International Food Group's operating company contribution increased $9 million, or 4%, in 1996 and was primarily due to the profit impact from business acquisitions.

    Nabisco Holdings' operating income in 1996 includes $525 million of restructuring and restructuring related expenses. Excluding these expenses, operating income was $999 million for 1996, an increase of 11% over the comparable 1995 period, reflecting higher operating company contribution.

    1995 VS. 1994. Nabisco Holdings reported net sales of $8.29 billion in 1995, an increase of 8% from the 1994 level of $7.70 billion, with the Domestic Food Group up 5% and the International Food Group up 15%. The Domestic Food Group increase was primarily attributable to volume gains at the Nabisco Biscuit Company (approximately $228 million), reflecting new product introductions and product line extensions, volume gains at the Food Service Company (approximately $37 million), volume gains at Fleischmann's Company (approximately $18 million) and the impact of the October, 1995 acquisition of Parkay brand margarine (approximately $64 million), which were offset in part by volume declines at the Planters Company (approximately $40 million) and the impact of the September, 1995 sale of the Ortega brand (approximately $39 million). The International Food Group net sales increase for 1995 was primarily the result of improved results in Brazil (approximately $120 million), due to a continuation of the country's economic recovery, the favorable impact of recent acquisitions (approximately $112 million) and the favorable performance from businesses in Iberia, Canada and Venezuela (approximately $65 million), partially offset by lower net sales in Mexico (approximately $30 million) due to the devaluation of the peso.

    Nabisco Holdings' operating company contribution was $1.13 billion in 1995, an increase of 2% from the 1994 level of $1.11 billion, with the International Food Group up 35% and the Domestic Food Group lower by 5%. The 1995 period includes a net gain of $11 million from the sale of the Ortega Mexican food ($18 million gain) and New York Style Bagel Chip ($7 million loss) businesses, and the favorable impact of recent business acquisitions (approximately $18 million). Excluding these items and the results of the business disposals in both years, Nabisco Holdings' operating company contribution was $14 million lower than the 1994 level, with the International Food Group up 32% and the Domestic Food Group lower by 8%. As adjusted, the Domestic Food Group's operating company contribution decrease for 1995 (approximately $70 million) reflects investment spending behind new product initiatives, and intense competitive conditions in biscuits and nuts created when two principal competitors were put up for sale. As adjusted, the International Food Group's increase in operating company contribution for 1995 (approximately $56 million) was primarily due to the profit impact of increased sales in Brazil, Iberia, Canada and Venezuela (approximately $34 million).

    Nabisco Holdings' operating income was $902 million in 1995, an increase of 2% from the 1994 level of $887 million, as a result of the changes in operating company contribution discussed above.

RESTRUCTURING EXPENSE

    In the second quarter of 1996, Nabisco recorded a restructuring expense of $428 million ($300 million after tax) related to a program announced on June 24, 1996. The restructuring program, which was undertaken to streamline operations and improve profitability, commenced during the second quarter of 1996 and will be substantially completed during 1997. The restructuring expense for the Domestic Food Group amounted to $353 million and consisted of approximately $238 million for the Nabisco Biscuit Company, $29 million for the Food Service Company, $20 million for the Specialty Products Company and the remainder of approximately $66 million for corporate headquarters operations, the Sales & Integrated Logistics Group and other business units. The restructuring expense for the International Food Group amounted to $75 million and consisted of approximately $51 million for Latin American operations, including $31 million for Brazil, $11 million for Canada, and $10 million for Iberia.

    The $428 million restructuring expense will require cash expenditures of approximately $230 million. In addition to the restructuring expense, the program required additional expenditures of approximately $97 million ($57 million after tax), all of which were incurred during 1996, for implementation and integration expenses, principally for relocation of employees and equipment and training. After completion of the restructuring program, pre-tax savings are expected to be approximately $200 million annually.

    The major components of the $428 million restructuring expense are domestic and international severance and related benefits associated with workforce reductions totaling 6,000 employees (approximately $194 million), estimated losses from disposals of equipment and packaging materials related to product line rationalizations, which will eliminate production of more than 300 SKU's (stock keeping units) relating to slow-moving products (approximately $116 million), estimated loss to write-down the carrying value of several non-strategic product lines prior to sale (approximately $51 million), estimated costs to terminate manufacturing supply and distribution contracts (approximately $45 million) and estimated losses from disposals of property related to international plant closures and domestic and international facility reorganizations (approximately $22 million).

    As of December 31, 1996, approximately $156 million of the restructuring expense accruals were utilized as follows: $69 million for severance and related benefits; $63 million for product line rationalizations; $18 million for contract terminations and $6 million for plant closures.

INTEREST AND DEBT EXPENSE

    1996 VS. 1995. Consolidated interest expense of $329 million in 1996 decreased 6% from 1995, primarily as a result of lower market interest rates, the completion of certain 1995 debt restructuring transactions and the application of the net proceeds from the sale and issuance of Class A Common Stock to retire debt in January 1995.

    1995 VS. 1994. Consolidated interest expense of $349 million in 1995 decreased 7% from 1994, primarily as a result of the application of the net proceeds from the sale and issuance of Class A Common Stock to retire debt and lower effective interest rates as a result of the 1995 debt transactions described below.

OTHER INCOME (EXPENSE), NET

    Consolidated other income (expense), net, amounted to $32 million of expense in 1996 versus $17 million of expense in 1995, an increase of $15 million of expense. The higher level of expense in 1996 reflects lower interest income and higher international financing costs.

PROVISION FOR INCOME TAXES

    The reported effective tax rate was 85.0% for 1996 and 41.4% for 1995. The higher tax rate in 1996 resulted from the greater impact of nondeductible goodwill amortization relative to income before income taxes, which includes the June 1996 restructuring expense, and from the 30% effective tax rate on the June 1996 restructuring expense. Excluding the restructuring expense and related tax benefit, the effective tax rate was 41.4% for 1996.

NET INCOME

    Nabisco Holdings net income in 1996 includes after tax expenses of $357 million related to the June 1996 restructuring program. Excluding the effects of this program, and the 1995 extraordinary loss on the early extinguishment of debt, 1996 net income would have been $374 million, an increase of 19% from the 1995 level of $314 million, primarily reflecting improved operating income.

    Nabisco Holdings reported net income of $295 million in 1995, an increase of $28 million, or 10% from 1994. The 1995 increase resulted primarily from higher consolidated operating income and lower interest expense, as discussed above, partially offset by a $19 million extraordinary loss on the early extinguishment of debt.

SEASONALITY

    Nabisco's business is seasonal, with generally higher sales levels in the fourth quarter. For information concerning seasonality, see "Quarterly Results of Operations" in Note 16 to the Consolidated Financial Statements.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 125"), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of SFAS No. 125 is not expected to have any impact on the financial position or results of operations of Nabisco Holdings or Nabisco.

    In October 1996, the AICPA's Accounting Standards Executive Committee issued Statement of Position No. 96-1, Environmental Remediation Liabilities ("SOP 96-1"), which requires adoption by the Companies on January 1, 1997. The adoption of SOP 96-1 will not materially affect the financial position or results of operations of Nabisco Holdings or Nabisco.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows from operating activities amounted to $750 million for 1996 compared to $657 million for 1995. The increase in net cash flows from operating activities primarily reflects lower working capital requirements, principally accounts receivable and inventories, and higher depreciation expense, partially offset by cash restructuring payments.

    Net cash flows from operating activities for Nabisco Holdings amounted to $657 million for 1995 compared to $499 million for 1994. The increase in net cash flows from operating activities of $158 million principally reflects increased income before extraordinary item (approximately $47 million) and lower net working capital requirements (approximately $70 million) principally due to lower income tax payments.

    Cash flows used in investing activities decreased $34 million in 1996 to $594 million from $628 million in 1995, primarily as a result of reduced 1996 spending for acquisitions and capital of approximately $194 million, partially offset by the absence of proceeds from the 1995 product line sales of approximately $162 million.

    Net cash flows used in investing activities decreased to $628 million in 1995 down from $886 million in 1994 primarily as a result of a decrease in expenditures for the acquisition of businesses (approximately $158 million) and from the receipt of proceeds from the sale of businesses in 1995 (approximately $162 million), partially offset by an increase in capital expenditures (approximately $58 million).

    Capital expenditures were $437 million in 1996. Management expects that the current level of capital expenditures planned for 1997 will be approximately $450 million, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations will be sufficient to support its planned capital expenditures in 1997.

    Cash flows used in financing activities amounted to $182 million in 1996 compared to $152 million in 1995. The $30 million increase in cash flows used in financing reflects higher dividend payments and net repayments of long-term debt offset by increased short-term borrowings by foreign subsidiaries.

    Cash flows used in financing activities in 1995 amounted to $152 million compared with cash from financing activities of $521 million in 1994. In 1995, Nabisco received approximately $2,871 million of proceeds from the issuance of public debt, principally from (a) the June 28, 1995, issuance of $400 million principal amount of 6.70% Notes Due 2002, $400 million principal amount of 6.85% Notes Due 2005, and $400 million principal amount of 7.55% Debentures Due 2015, and (b) the July 14, 1995 issuance of $400 million principal amount of 7.05% Notes Due 2007. In addition, on August 17, 1995, Nabisco initiated a commercial paper program to finance its working capital needs.

    Nabisco repaid $467 million of debt in 1995, principally by redeeming on July 17, 1995 all of its outstanding 8 5/8% Sinking Fund Debentures Due March 15, 2017 at a price of $1,051.75 for each $1,000 principal amount of debentures, plus accrued and unpaid interest thereon. The aggregate redemption price and accrued interest on these debentures totalled approximately $442 million.

    Nabisco Holdings' and its subsidiaries repaid $2,361 million of intercompany debt to RJRN and its non-Nabisco subsidiaries during 1995. Together with the exchange of securities completed in the Exchange Offers (as defined below), these transactions eliminated the entire amount of intercompany indebtedness to RJRN and its non-Nabisco affiliates, approximately $4.1 billion, that was outstanding on December 31, 1994.

    On June 5, 1995, RJRN and Nabisco consummated offers to exchange approximately $1.8 billion aggregate principal amount of newly issued notes and debentures (the "Exchange Securities") of Nabisco for the same amount of notes and debentures (the "Old Securities") issued by RJRN (the "Exchange Offers"). As part of the transaction, RJRN returned to Nabisco approximately $1.8 billion of intercompany notes that had been issued by Nabisco and held by a non-Nabisco affiliate of RJRN. The Exchange Securities issued by Nabisco in the Exchange Offers have principal amounts, interest rates, maturities and redemption provisions identical to the corresponding Old Securities issued by RJRN.

    On October 31, 1996, Nabisco Holdings and Nabisco entered into a credit agreement (the "Nabisco 1996 Credit Agreement") with various financial institutions to replace the Nabisco 1995 Credit Agreement. Among other things, the Nabisco 1996 Credit Agreement provides lending commitments of $1.5 billion for five years and the issuance of up to $300 million of irrevocable letters of credit. Borrowings under the Nabisco 1996 Credit Agreement incur a floating interest rate usually based on the London interbank offered rate ("LIBOR"). Availability is reduced by the aggregate amount of borrowings outstanding and letters of credit issued under the Nabisco 1996 Credit Agreement and by the amount of outstanding Nabisco commercial paper in excess of $1.5 billion. At December 31, 1996, the full $1.5 billion remained available.

    On October 31, 1996, Nabisco Holdings and Nabisco entered into a 364 day $1.5 billion credit facility (the "Commercial Paper Facility" and together with the Nabisco 1996 Credit Agreement, the "Nabisco 1996 Credit Facilities") primarily to support the issuance of commercial paper borrowings. Availability is reduced by an amount equal to the aggregate amount of outstanding Nabisco commercial paper. At December 31, 1996, approximately $1,175 million of commercial paper was outstanding and $325 million was available under the Commercial Paper Facility. At the end of the 364 day period, any bank borrowings outstanding under the Commercial Paper Facility is convertible into a three year term loan at Nabisco's option. Based on Nabisco's intention and ability to continue to refinance, for more than one year, the amount of its commercial paper borrowings in the commercial paper markets with borrowings under the Nabisco 1996 Credit Facilities, commercial paper borrowings have been included under long-term debt. A similar agreement existed during 1995.

    The Nabisco 1996 Credit Facilities generally restrict common and preferred dividends and distributions after April 28, 1995 by Nabisco Holdings to holders of its equity securities to an aggregate amount equal to $300 million plus 50% of Nabisco Holdings' cumulative consolidated net income after January 1, 1995. In general, loans and advances by Nabisco Holdings and its subsidiaries to RJRN are effectively subject to a $100 million limit and may only be extended to RJRN's foreign subsidiaries.

    The Nabisco 1996 Credit Facilities limit the ability of Nabisco Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, acquire, sell or dispose of certain assets and securities and engage in certain mergers or consolidations. In addition, certain RJRN credit agreements indirectly limit the issuance of equity securities, beyond certain substantial amounts, by the Registrants and the sale or disposition of certain of their assets. The Registrants believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    On April 28, 1995, Nabisco Holdings and Nabisco entered into a credit agreement (as amended, the "Nabisco 1995 Credit Agreement") with various financial institutions to replace the Nabisco 1994 Credit Agreement. Among other things, the Nabisco 1995 Credit Agreement was designed to permit the Companies to prepay intercompany debt, to incur long-term debt, to increase Nabisco's committed facility from $1.5 billion to $3.5 billion, to extend its term from 364 days to five years, to provide for the issuance of up to $300 million of irrevocable letters of credit and, as amended on November 3, 1995, to reduce lending commitments to $2.0 billion from $3.5 billion.

    On November 14, 1995, Nabisco filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") for $1.0 billion of debt. The registration statement was declared effective by the SEC on December 20, 1995.

    At December 31, 1996, there was $558 million of accumulated and undistributed income of foreign subsidiaries. No applicable taxes have been provided because management intends for these earnings to be reinvested abroad indefinitely. Combined with an increase in international borrowings, these accumulated and undistributed earnings have and will continue to fund international acquisitions, new product introductions and other business building opportunities.

    Inflation has not had a material effect on the Companies' business to date. Management believes that the effects of changing prices and inflation in 1996 have been successfully managed with both margins and earnings being protected through a series of pricing adjustments, cost control programs and productivity gains.

    At December 31, 1996, Nabisco Holdings' total debt (notes payable and long-term debt, including current maturities) and total capital (total debt and stockholders' equity) amounted to approximately $4.5 billion and $8.6 billion, respectively, of which total debt is higher by approximately $33 million and total capital is lower by $127 million than at December 31, 1995. Approximately $4.2 billion of this debt was issued by Nabisco, of which $61 million was secured debt. The $313 million balance was issued by various

Nabisco subsidiaries. Nabisco Holdings' ratios of total debt to stockholders' equity and total debt to total capital were 1.10 to 1 and .52 to 1, respectively.

    On July 1, 1995, Nabisco Holdings paid an initial quarterly dividend of $.1375 per share, or $36 million in total. Nabisco Holdings paid similar dividends on October 1, 1995, January 1, 1996 and April 1, 1996. Commencing with the July 1, 1996 payment, the quarterly cash dividend was increased to $.155 per share or $.62 per share on an annual basis.

    The aggregate amount of dividends paid was approximately $155 million during 1996. Nabisco Holdings believes that its internally generated cash and borrowings under the Nabisco 1996 Credit Facilities and any lines of credit it may establish will provide adequate funds for working capital, interest expense, capital expenditures and payment of its anticipated quarterly dividends. Nabisco Holdings expects to finance future acquisitions, if any, primarily from internally generated cash, borrowings or issuances of additional equity.

ENVIRONMENTAL MATTERS

    Nabisco Holdings and its subsidiaries have been engaged in a continuing program to assure compliance with various federal, state and local govermental laws and regulations concerning the protection of the environment. Nabisco Holdings or certain of its subsidiaries have been named "potentially responsible parties" with third parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or may have indemnification obligations with respect to thirteen sites. Liability under CERCLA is joint and several. Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and to estimate the cost of resolving these CERCLA matters, management does not expect such expenditures or costs to have a material adverse effect on the financial condition of the Registrants.

                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements which reflect management's current views with respect to future events and financial performance. These forward-looking statements are based on many assumptions and factors including competitive pricing for products, commodity prices, success of new product innovations and acquisitions, economic conditions in countries where Nabisco Holdings' subsidiaries do business, the effects of currency fluctuations and the effects of government regulation. Any changes in such assumptions or factors could produce significantly different results. For additional information concerning factors affecting future events and Nabisco Holdings' performance, see Part I, Items 1 and 2 and Part II Item 5 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Refer to the Index to Financial Statements on page 25 for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

    Item 10 is hereby incorporated by reference to Nabisco Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1997. Reference is also made regarding the executive officers of the Registrants to "Executive Officers of the Registrants" following Item 4 of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

    Item 11 is hereby incorporated by reference to Nabisco Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Item 12 is hereby incorporated by reference to Nabisco Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Item 13 is hereby incorporated by reference to Nabisco Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)               1.  The financial statements listed in the accompanying Index to Financial
                      Statements are filed as part of this report.
                  2.  The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.
(B)                   REPORTS ON FORM 8-K FILED IN FOURTH QUARTER 1996
                      None.
(C)                   EXHIBITS
                      See Exhibit Index.
(D)                   FINANCIAL STATEMENT SCHEDULES.
                      None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Parsippany, State of New Jersey on March 10, 1997.

                                NABISCO HOLDINGS CORP.

                                By:           /s/ ROBERT A. SCHIFFNER
                                     ..........................................
                                               (Robert A. Schiffner)
                                               Senior Vice President
                                                   and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 1997.

                SIGNATURE                                 TITLE
------------------------------------------  ----------------------------------

                    *                       Chairman, President, Chief
 ..........................................    Executive Officer (principal
           (H. John Greeniaus)                executive officer) and Director

         /s/ ROBERT A. SCHIFFNER            Senior Vice President and
 ..........................................    Controller (principal accounting
          (Robert A. Schiffner)               officer)

                    *                       Director
 ..........................................
              (Herman Cain)

                    *                       Director
 ..........................................
           (John T. Chain, Jr.)

                    *                       Director
 ..........................................
          (Steven F. Goldstone)

                    *                       Director
 ..........................................
            (David B. Jenkins)

                    *                       Director
 ..........................................
             (Kay Koplovitz)

                    *                       Director
 ..........................................
          (John G. Medlin, Jr.)

                                *By:          /s/ JAMES A. KIRKMAN III
                                     ..........................................
                                               (James A. Kirkman III)
                                                  Attorney-in-Fact

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Parsippany, State of New Jersey on March 10, 1997.

                                NABISCO, INC.

                                By:           /s/ ROBERT A. SCHIFFNER
                                     ..........................................
                                               (Robert A. Schiffner)
                                               Senior Vice President
                                                   and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 1997.

                SIGNATURE                                 TITLE
------------------------------------------  ----------------------------------

                    *                       Chairman, President, Chief
 ..........................................    Executive Officer (principal
           (H. John Greeniaus)                executive officer) and Director

         /s/ ROBERT A. SCHIFFNER            Senior Vice President and
 ..........................................    Controller (principal accounting
          (Robert A. Schiffner)               officer)

                    *                       Director
 ..........................................
              (Herman Cain)

                    *                       Director
 ..........................................
           (John T. Chain, Jr.)

                    *                       Director
 ..........................................
          (Steven F. Goldstone)

                    *                       Director
 ..........................................
            (David B. Jenkins)

                    *                       Director
 ..........................................
             (Kay Koplovitz)

                    *                       Director
 ..........................................
          (John G. Medlin, Jr.)

                                *By:          /s/ JAMES A. KIRKMAN III
                                     ..........................................
                                               (James A. Kirkman III)
                                                  Attorney-in-Fact

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                      -----------
FINANCIAL STATEMENTS
  Management's Responsibility for Financial Statements..............................................          F-1
  Report of Deloitte & Touche LLP, Independent Auditors.............................................          F-2
  Consolidated Statements of Income--Years Ended December 31, 1996, 1995 and 1994...................          F-3
  Consolidated Statements of Cash Flows--Years Ended December 31, 1996, 1995 and 1994...............          F-4
  Consolidated Balance Sheets--December 31, 1996 and 1995...........................................          F-5
  Notes to Consolidated Financial Statements........................................................     F-6-F-29

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

    Management is responsible for the preparation, integrity, reliability and accuracy of the financial statements and other information included in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles using, where appropriate, management's best estimates and judgment. The Company's independent auditors, Deloitte & Touche LLP, have audited the financial statements in accordance with generally accepted auditing standards and their report appears herein.

    Management depends on its system of internal controls to fulfill its responsibility for the integrity, reliability and accuracy of the financial statements. The system is designed to provide reasonable assurance that the Company's assets are safeguarded and transactions are executed as authorized and properly recorded. The system includes a documented organizational structure and division of responsibility, established policies and procedures and a code of conduct to foster a strong ethical climate, which are communicated throughout the Company, and the careful selection, training and development of its people. The Company's internal auditors monitor the operations of the internal control system and report findings and recommendations to management and the board of directors, and corrective actions are taken to address control deficiencies and other opportunities for improving the system as they are identified.

    The board of directors, operating through its audit committee which is comprised entirely of two directors who are not officers or employees of the Company, provides oversight to the financial reporting process. The audit committee meets regularly with management, the internal auditors, and the independent auditors to discuss audit scope and the results of their audits and to address internal control and financial reporting matters. Both independent and internal auditors have unrestricted access to the audit committee.

H. JOHN GREENIAUS
Chairman and
Chief Executive Officer

ROBERT A. SCHIFFNER
Senior Vice President
and Controller

             REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

Nabisco Holdings Corp.:
Nabisco, Inc.:

    We have audited the accompanying consolidated balance sheets of Nabisco Holdings Corp. ("Nabisco Holdings") and Nabisco, Inc. ("Nabisco") as of December 31, 1996 and 1995, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Nabisco Holdings and Nabisco at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
January 27, 1997

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                             YEAR ENDED               YEAR ENDED               YEAR ENDED
                                                          DECEMBER 31, 1996       DECEMBER 31, 1995        DECEMBER 31, 1994
                                                       -----------------------  ----------------------  ------------------------
                                                        NABISCO                  NABISCO                  NABISCO
                                                        HOLDINGS     NABISCO    HOLDINGS     NABISCO     HOLDINGS      NABISCO
                                                       ----------  -----------  ---------  -----------  -----------  -----------
NET SALES............................................  $    8,889   $   8,889   $   8,294   $   8,294    $   7,699    $   7,699
Costs and expenses:
  Cost of products sold..............................       5,226       5,226       4,776       4,776        4,295        4,295
  Selling, advertising, administrative and general
    expenses.........................................       2,533       2,533       2,389       2,387        2,292        2,299
  Amortization of trademarks and goodwill............         228         228         227         226          225          224
  Restructuring expense (Note 2).....................         428         428          --          --           --           --
                                                       ----------  -----------  ---------  -----------  -----------  -----------
      OPERATING INCOME...............................         474         474         902         905          887          881
Interest expense.....................................        (329)       (329)       (349)       (345)        (376)        (463)
Other income (expense), net..........................         (32)        (32)        (17)        (17)         (20)         (20)
                                                       ----------  -----------  ---------  -----------  -----------  -----------
      Income before income taxes.....................         113         113         536         543          491          398
Provision for income taxes...........................          96          96         222         224          224          191
                                                       ----------  -----------  ---------  -----------  -----------  -----------
      INCOME BEFORE EXTRAORDINARY ITEM...............          17          17         314         319          267          207
Extraordinary item--loss on early extinguishment of
  debt, net of income taxes (Note 9).................          --          --         (19)        (19)          --           --
                                                       ----------  -----------  ---------  -----------  -----------  -----------
      NET INCOME.....................................  $       17   $      17   $     295   $     300    $     267    $     207
                                                       ----------  -----------  ---------  -----------  -----------  -----------
                                                       ----------  -----------  ---------  -----------  -----------  -----------
Net income per common and common equivalent share:
  Income before extraordinary item...................  $      .06               $    1.20
  Extraordinary item.................................          --                    (.07)
                                                       ----------               ---------
      Net income.....................................  $      .06               $    1.13
                                                       ----------               ---------
                                                       ----------               ---------
Dividends declared per common share..................  $    .6025               $   .4125
                                                       ----------               ---------
                                                       ----------               ---------
Average number of common and common equivalent shares
  outstanding
  (in thousands).....................................     267,016                 261,717
                                                       ----------               ---------
                                                       ----------               ---------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                                                   TWELVE
                                                                                                                   MONTHS
                                                                         TWELVE MONTHS         TWELVE MONTHS        ENDED
                                                                             ENDED                 ENDED          DECEMBER
                                                                       DECEMBER 31, 1996     DECEMBER 31, 1995    31, 1994
                                                                      --------------------  --------------------  ---------
                                                                       NABISCO               NABISCO               NABISCO
                                                                      HOLDINGS    NABISCO   HOLDINGS    NABISCO   HOLDINGS
                                                                      ---------  ---------  ---------  ---------  ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income........................................................  $      17  $      17  $     295  $     300  $     267
  Adjustments to reconcile net income to cash flows from operating activities:
      Depreciation of property, plant and equipment.................        270        270        244        244        218
      Amortization of intangibles...................................        228        228        227        226        225
      Deferred income tax provision (benefit).......................        (57)       (57)        76         76         79
      Restructuring expense, net of cash payments...................        348        348         --         --         --
      Changes in working capital items, net.........................        (87)       (87)      (212)      (205)      (282)
      Extraordinary item--loss on early retirement of debt..........         --         --         29         29         --
      Gain on sale of product lines before income taxes.............         --         --        (11)       (11)        --
      Other, net....................................................         31         31          9          9         (8)
                                                                      ---------  ---------  ---------  ---------  ---------
    Net cash flows from operating activities........................        750        750        657        668        499
                                                                      ---------  ---------  ---------  ---------  ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures..............................................       (437)      (437)      (513)      (513)      (455)
  Acquisition of businesses.........................................       (173)      (173)      (291)      (291)      (449)
  Proceeds from sale of businesses..................................         --         --        162        162         --
  Other, net........................................................         16         16         14         14         18
                                                                      ---------  ---------  ---------  ---------  ---------
    Net cash flows (used in) investing activities...................       (594)      (594)      (628)      (628)      (886)
                                                                      ---------  ---------  ---------  ---------  ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from the issuance of long-term debt..................         11         11      2,871      2,871          3
  Repayments of long-term debt......................................       (189)      (189)      (467)      (467)       (12)
  Increase (decrease) in notes payable..............................        151        151         27         27        (52)
  Dividends paid on common stock....................................       (155)      (155)       (73)        --         --
  Increase (decrease) in the
    1994 Nabisco Credit Agreement...................................         --         --     (1,350)    (1,350)     1,350
  Payment of intercompany debt......................................         --         --     (2,361)    (2,293)        --
  Net proceeds from issuance of Class A common stock................         --         --      1,201         --         --
  Nabisco Holdings capital contribution.............................         --         --         --      1,487
  Dividends and distribution paid to parent.........................         --         --         --       (438)    (1,338)
  Changes in intercorporate indebtedness............................         --         --         --         --        570
                                                                      ---------  ---------  ---------  ---------  ---------
    Net cash flows from (used in) financing activities..............       (182)      (182)      (152)      (163)       521
                                                                      ---------  ---------  ---------  ---------  ---------
Effect of exchange rate changes on cash and cash equivalents........         (2)        (2)        (1)        (1)        (1)
                                                                      ---------  ---------  ---------  ---------  ---------
    Net change in cash and cash equivalents.........................        (28)       (28)      (124)      (124)       133
Cash and cash equivalents at beginning of period....................        121        121        245        245        112
                                                                      ---------  ---------  ---------  ---------  ---------
Cash and cash equivalents at end of period..........................  $      93  $      93  $     121  $     121  $     245
                                                                      ---------  ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------  ---------



                                                                       NABISCO
                                                                      ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income........................................................  $     207
  Adjustments to reconcile net income to cash flows from operating activities:
      Depreciation of property, plant and equipment.................        218
      Amortization of intangibles...................................        224
      Deferred income tax provision (benefit).......................         79
      Restructuring expense, net of cash payments...................         --
      Changes in working capital items, net.........................       (287)
      Extraordinary item--loss on early retirement of debt..........         --
      Gain on sale of product lines before income taxes.............         --
      Other, net....................................................         (8)
                                                                      ---------
    Net cash flows from operating activities........................        433
                                                                      ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures..............................................       (455)
  Acquisition of businesses.........................................       (449)
  Proceeds from sale of businesses..................................         --
  Other, net........................................................         18
                                                                      ---------
    Net cash flows (used in) investing activities...................       (886)
                                                                      ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from the issuance of long-term debt..................          3
  Repayments of long-term debt......................................        (12)
  Increase (decrease) in notes payable..............................        (52)
  Dividends paid on common stock....................................         --
  Increase (decrease) in the
    1994 Nabisco Credit Agreement...................................      1,350
  Payment of intercompany debt......................................         --
  Net proceeds from issuance of Class A common stock................         --
  Nabisco Holdings capital contribution.............................         --
  Dividends and distribution paid to parent.........................     (1,162)
  Changes in intercorporate indebtedness............................        460
                                                                      ---------
    Net cash flows from (used in) financing activities..............        587
                                                                      ---------
Effect of exchange rate changes on cash and cash equivalents........         (1)
                                                                      ---------
    Net change in cash and cash equivalents.........................        133
Cash and cash equivalents at beginning of period....................        112
                                                                      ---------
Cash and cash equivalents at end of period..........................  $     245
                                                                      ---------
                                                                      ---------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                          DECEMBER 31, 1996       DECEMBER 31, 1995
                                                                        ----------------------  ----------------------
                                                                          NABISCO                 NABISCO
                                                                         HOLDINGS     NABISCO    HOLDINGS     NABISCO
                                                                        -----------  ---------  -----------  ---------
ASSETS
Current assets:
  Cash and cash equivalents...........................................   $      93   $      93   $     121   $     121
  Accounts receivable, net............................................         556         556         523         523
  Deferred income taxes...............................................          55          55          64          64
  Inventories.........................................................         879         879         865         865
  Prepaid expenses....................................................          46          46          51          51
                                                                        -----------  ---------  -----------  ---------
      TOTAL CURRENT ASSETS............................................       1,629       1,629       1,624       1,624
                                                                        -----------  ---------  -----------  ---------
Property, plant and equipment--at cost................................       4,798       4,798       4,424       4,424
Less accumulated depreciation.........................................      (1,511)     (1,511)     (1,292)     (1,292)
                                                                        -----------  ---------  -----------  ---------
  Net property, plant and equipment...................................       3,287       3,287       3,132       3,132
                                                                        -----------  ---------  -----------  ---------
Trademarks, net of accumulated amortization of $969 and $836,
  respectively........................................................       3,856       3,856       3,977       3,977
Goodwill, net of accumulated amortization of $732 and $609,
  respectively........................................................       3,451       3,451       3,477       3,477
Other assets and deferred charges.....................................          67          67          93          93
                                                                        -----------  ---------  -----------  ---------
                                                                         $  12,290   $  12,290   $  12,303   $  12,303
                                                                        -----------  ---------  -----------  ---------
                                                                        -----------  ---------  -----------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.......................................................   $     251   $     251   $      76   $      76
  Accounts payable....................................................         427         427         511         511
  Accrued liabilities.................................................       1,155       1,113         882         846
  Intercompany payable to Nabisco Holdings............................          --          32          --          26
  Current maturities of long-term debt................................          24          24          24          24
  Income taxes accrued................................................         112         112         131         131
                                                                        -----------  ---------  -----------  ---------
      TOTAL CURRENT LIABILITIES.......................................       1,969       1,959       1,624       1,614
                                                                        -----------  ---------  -----------  ---------
Long-term debt (less current maturities)..............................       4,213       4,213       4,355       4,355
Other noncurrent liabilities..........................................         708         708         724         724
Deferred income taxes.................................................       1,316       1,316       1,356       1,356
Commitments and contingencies (Note 11)
Stockholders' equity:
  Class A common stock (51,819,653 and 51,750,000 shares issued and
    outstanding at December 31, 1996 and 1995, respectively)..........           1          --           1          --
  Class B common stock (213,250,000 shares issued and outstanding at
    December 31, 1996 and 1995).......................................           2          --           2          --
  Paid-in capital.....................................................       4,087       4,141       4,085       4,174
  Retained earnings...................................................          43          --         186         110
  Cumulative translation adjustment...................................         (47)        (47)        (30)        (30)
  Notes receivable on common stock purchases..........................          (2)         --          --          --
                                                                        -----------  ---------  -----------  ---------
      TOTAL STOCKHOLDERS' EQUITY......................................       4,084       4,094       4,244       4,254
                                                                        -----------  ---------  -----------  ---------
                                                                         $  12,290   $  12,290   $  12,303   $  12,303
                                                                        -----------  ---------  -----------  ---------
                                                                        -----------  ---------  -----------  ---------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Summary of Significant Accounting Policies below and the other notes to the consolidated financial statements on the following pages are integral parts of the accompanying consolidated financial statements of Nabisco Holdings Corp. ("Nabisco Holdings") and Nabisco, Inc. ("Nabisco"), its direct wholly-owned subsidiary, (the "Consolidated Financial Statements"). Nabisco Holdings and Nabisco are referred to collectively as the "Companies."

    Prior to January 26, 1995, Nabisco Holdings was a direct wholly-owned subsidiary of RJR Nabisco, Inc. ("RJRN") which is a direct wholly owned subsidiary of RJR Nabisco Holdings Corp. ("RJRN Holdings"). On January 26, 1995 Nabisco Holdings completed the initial public offering (the "Nabisco Holdings Common Stock Offering") of 51,750,000 shares of its Class A Common Stock, par value $.01 per share (the "Class A Common Stock"). RJRN owns 100% of the outstanding Class B Common Stock, par value $.01 per share, of Nabisco Holdings (the "Class B Common Stock") which currently represents approximately 80.5% of the economic interest in Nabisco Holdings and approximately 97.6% of the combined voting power of Nabisco Holdings outstanding Class A Common Stock and Class B Common Stock (collectively, the "Common Stock").

    CONSOLIDATION AND USE OF ESTIMATES

    The Consolidated Financial Statements include the accounts of the Companies and their subsidiaries. The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    CASH EQUIVALENTS

    Cash equivalents include all short-term, highly liquid investments that are readily convertible to known amounts of cash and so near maturity that they present an insignificant risk of changes in value because of changes in interest rates.

    INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined principally under the first-in, first-out method.

    DEPRECIATION

    For financial reporting purposes, depreciation expense is generally provided on a straight-line basis, using estimated useful lives of up to 20 years for land improvements, 20 to 40 years for buildings and leasehold improvements and 3 to 30 years for machinery and equipment.

    TRADEMARKS AND GOODWILL

    Values assigned to trademarks and goodwill are amortized on a straight-line basis over a 40-year period.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In evaluating the values and future benefits of goodwill and trademarks, the recoverability from operating income is measured. Under this approach, the carrying value of goodwill and trademarks would be reduced if it is probable that management's best estimate of future operating income before amortization of goodwill and trademarks from related operations, on an undiscounted basis, will be less than the carrying amount of goodwill and trademarks over the remaining amortization period.

    OTHER INCOME (EXPENSE), NET

    Other income (expense), net includes interest income, certain foreign currency gains and losses, expenses related to the sales of accounts receivable, and fees related to the Company's banking and borrowing programs.

    ADVERTISING

    Advertising costs are generally expensed as incurred.

    INTEREST RATE ARRANGEMENTS

    When interest rate swaps and caps effectively hedge interest rate exposures, the differential to be paid or received is accrued and recognized in interest expense and may change as market interest rates change. If an arrangement is terminated or effectively terminated prior to maturity, then the realized or unrealized gain or loss is effectively recognized over the remaining original life of the agreement if the hedged item remains outstanding, or immediately, if the underlying hedged instrument does not remain outstanding. If the arrangement is not terminated or effectively terminated prior to maturity, but the underlying hedged instrument is no longer outstanding, then the unrealized gain or loss on the related interest rate swap or cap is recognized immediately.

    FOREIGN CURRENCY ARRANGEMENTS

    The forward foreign exchange contracts and other hedging arrangements entered into by Nabisco generally mature at the time the hedged foreign currency transactions are settled. Gains or losses on forward foreign currency transactions are determined by changes in market rates and are generally included at settlement in the basis of the underlying hedged transaction. To the extent that the foreign currency transaction does not occur, gains and losses are recognized immediately.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ('SFAS No. 125"), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of SFAS No. 125 is not expected to have any impact on the financial position or results of operations of Nabisco Holdings or Nabisco.

    In October 1996, the AICPA's Accounting Standards Executive Committee issued Statement of Position No. 96-1, Environmental Remediation Liabilities ("SOP 96-1"), which requires adoption by the

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Companies on January 1, 1997. The adoption of SOP 96-1 will not materially affect the financial position or results of operations of Nabisco Holdings or Nabisco.

    STOCK-BASED COMPENSATION

    For stock-based employee compensation plans, the Company has elected to continue to use the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Companies provide pro forma disclosures of net income and net income per share as if the fair value based method had been applied.

    NET INCOME PER SHARE

    Net income per share is based on the weighted average number of shares and common equivalent shares outstanding during the period.

    INCOME TAXES

    The Companies calculate their income taxes on a separate basis; however, the following modifications were made to the Companies' income taxes because federal income taxes are calculated and paid on a consolidated basis by RJRN Holdings pursuant to a tax sharing agreement. To the extent foreign tax credits of the Companies cannot be used currently on a consolidated basis, no credit is given to the Companies, and other credits, losses or benefits of the Companies not used separately are recognized by the Companies if they could be used in filing a consolidated tax return. Deferred federal income taxes are recorded on the Companies' books, and current federal taxes payable are remitted to Nabisco Holdings, as agent for Nabisco, who then remits the amounts to RJRN. Generally, any adjustments to federal and state income tax liabilities for years after 1989 will be paid by RJRN Holdings and charged or credited to Nabisco Holdings, as applicable. Any adjustments to federal and state income tax liabilities for 1989 or earlier are the obligation of RJRN Holdings. RJRN Holdings will generally pay to Nabisco Holdings any tax refund actually received by RJRN Holdings and attributable to Nabisco Holdings for years after 1989. Foreign income taxes generally are computed on a separate company basis.

NOTE 2--OPERATIONS

NATURE OF OPERATIONS

    Nabisco Holdings and its subsidiaries comprise one of the largest food companies in the world. Nabisco is the largest U.S. manufacturer and marketer of cookies and crackers and a manufacturer and marketer of a broad range of other food products including margarine, sauces and condiments, nuts, snacks, non-chocolate candy, chewing gum, hot cereals and pet snacks. Food operations outside of the United States are conducted by Nabisco International, Inc. and Nabisco Ltd, subsidiaries of Nabisco. Nabisco Ltd conducts Nabisco's Canadian operations producing and selling cookies and crackers, canned fruits and vegetables, fruit juices, pet snacks, pasta and baking powder throughout Canada. Nabisco International, Inc. is a leading producer of biscuits, powdered desserts and drink mixes, baking powder,

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--OPERATIONS (CONTINUED)
and other grocery items, as well as industrial yeast and baking ingredients. Nabisco International, Inc. also exports a variety of Nabisco products to markets in Europe and Asia from the United States and is one of the largest multinational packaged food companies in Latin America.

    Food products are sold under trademarks owned or licensed by Nabisco and brand recognition is considered essential to their successful marketing. None of Nabisco's customers accounted for more than 10% of sales for 1996. At December 31, 1996, Nabisco had approximately 54,000 full time employees. Most of the unionized workers at Nabisco's domestic locations are represented under a national contract with the Bakery, Confectionery and Tobacco Workers International Union, which was ratified in August 1996 and which will expire in August 2001. Other unions represent the employees at a number of Nabisco locations. Nabisco Holdings believes that Nabisco's relations with these employees and with their unions are good.

ACQUISITIONS

    In recent years, subsidiaries of Nabisco Holdings have completed a number of acquisitions to expand the domestic and international food businesses. During 1996, subsidiaries of Nabisco acquired the stock of the Mayco and Capri biscuit businesses and the Vizzolini pasta business in Argentina, the stock of Pilar, a Brazilian biscuit business, and the stock of Fontaneda, a Spanish biscuit business. In addition, Nabisco formed the Nabisco Taiwan Corporation which purchased the biscuit, confectionery and snack food assets of a Taiwan-based manufacturer. These acquisitions were accounted for as purchases with an aggregate purchase price of $203 million resulting in additional goodwill of $98 million.

    In 1995, acquisitions cost approximately $291 million and included (i) certain trademarks and other assets of Kraft Foods' U.S. and Canadian margarine and tablespreads business; (ii) certain trademarks and other assets of Primo Foods Limited, a Canadian manufacturer of dry pasta, canned tomatoes and other Italian food products; (iii) a 50% interest in Royal Beech-Nut (pty) Ltd., a South African subsidiary of Del Monte Royal Foods Ltd. Royal Beech-Nut brands include Beechies, LifeSavers candy and Royal dessert mixes; (iv) certain production assets of the Salerno Baking division of Sunshine Biscuits; (v) the assets of Avare and Gumz, two Brazilian milk product companies and (vi) certain trademarks and other assets of Galletera Tejerias, S.A., a biscuit company in Venezuela. These acquisitions were accounted for as purchases, which resulted in additional goodwill of $155 million.

    During 1994, subsidiaries of Nabisco Holdings acquired approximately 99% of Establecimiento Modelo Terrabusi S.A. in Argentina, Royal Food Products in Tunisia, the remaining 50% of Royal Brands S.A. in Spain and Royal Brands Portugal, and Knox gelatine for an aggregate purchase price of $449 million net of $17 million of cash acquired. These acquisitions were accounted for as purchases, which resulted in additional goodwill of $217 million.

RESTRUCTURING EXPENSE

    In the second quarter of 1996, Nabisco Holdings recorded a restructuring expense of $428 million ($300 million after tax) related to a program announced on June 24, 1996. The restructuring program, which was undertaken to streamline operations and improve profitability, commenced during the second quarter of 1996 and will be substantially completed during 1997. The $428 million restructuring expense will require cash expenditures of approximately $230 million. In addition to the restructuring expense, the

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--OPERATIONS (CONTINUED)
program required additional expenditures of approximately $97 million ($57 million after tax), all of which were incurred in 1996, for implementation and integration expenses, principally for relocation of employees and equipment and training. After completion of the restructuring program, pre-tax savings are expected to be approximately $200 million annually.

    The major components of the $428 million restructuring expenses are domestic and international severance and related benefits associated with workforce reductions totaling approximately 6,000 employees (approximately $194 million), estimated losses from disposals of equipment and packaging materials related to product line rationalizations, which will eliminate production of more than 300 SKU's (stock keeping units) of slow-moving products (approximately $116 million), estimated loss to write-down the carrying value of several non-strategic product lines prior to sale (approximately $51 million), estimated costs to terminate manufacturing supply and distribution contracts (approximately $45 million) and estimated losses from disposals of property related to international plant closures and domestic and international facility reorganizations (approximately $22 million).

    As of December 31, 1996, approximately $156 million of the restructuring accruals were utilized as follows: $69 million for severance and related benefits, $63 million for product line rationalizations, $18 million for contract terminations and $6 million for plant closures.

DISPOSALS

    In 1995, operating income was increased by an $11 million net gain related to the sale of the Ortega Mexican food and the New York Style Bagel Chip businesses for $162 million.

NOTE 3--INCOME TAXES

    The provision (benefit) for income taxes consisted of the following (in millions):

                                                             YEAR ENDED                YEAR ENDED                YEAR ENDED
                                                            DECEMBER 31,              DECEMBER 31,              DECEMBER 31,
                                                                1996                      1995                      1994
                                                      ------------------------  ------------------------  ------------------------
                                                        NABISCO                   NABISCO                   NABISCO
                                                       HOLDINGS      NABISCO     HOLDINGS      NABISCO     HOLDINGS      NABISCO
                                                      -----------  -----------  -----------  -----------  -----------  -----------
Current:
  Federal...........................................   $     119    $     119    $      63    $      65    $      73    $      40
  Foreign and other.................................          34           34           83           83           72           72
                                                           -----        -----        -----        -----        -----        -----
                                                             153          153          146          148          145          112
                                                           -----        -----        -----        -----        -----        -----

Deferred:
  Federal...........................................         (81)         (81)          72           72           66           66
  Foreign and other.................................          24           24            4            4           13           13
                                                           -----        -----        -----        -----        -----        -----
                                                             (57)         (57)          76           76           79           79
                                                           -----        -----        -----        -----        -----        -----

Provision for income taxes..........................   $      96    $      96    $     222    $     224    $     224    $     191
                                                           -----        -----        -----        -----        -----        -----
                                                           -----        -----        -----        -----        -----        -----

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--INCOME TAXES (CONTINUED)

    The components of the deferred income tax (assets) liability disclosed on the consolidated balance sheet at December 31, 1996 and 1995 included the following (in millions):

                                                                              DECEMBER 31, 1996         DECEMBER 31, 1995
                                                                           ------------------------  ------------------------
                                                                             NABISCO                   NABISCO
                                                                            HOLDINGS      NABISCO     HOLDINGS      NABISCO
                                                                           -----------  -----------  -----------  -----------
Current
Deferred tax assets:
  Accrued liabilities....................................................   $     (41)   $     (41)   $     (44)   $     (44)
  Other..................................................................         (20)         (20)         (33)         (33)
                                                                           -----------  -----------  -----------  -----------
      Total current deferred tax assets..................................         (61)         (61)         (77)         (77)
  Valuation allowance....................................................           6            6           13           13
                                                                           -----------  -----------  -----------  -----------
      Net current deferred tax assets....................................   $     (55)   $     (55)   $     (64)   $     (64)
                                                                           -----------  -----------  -----------  -----------
                                                                           -----------  -----------  -----------  -----------

Non-Current
Deferred tax assets:
  Pension liabilities....................................................   $     (29)   $     (29)   $     (38)   $     (38)
  Other postretirement liabilities.......................................        (138)        (138)        (148)        (148)
  Accrued liabilities....................................................        (195)        (195)         (92)         (92)
                                                                           -----------  -----------  -----------  -----------
      Total non-current deferred tax assets..............................        (362)        (362)        (278)        (278)
                                                                           -----------  -----------  -----------  -----------
Deferred tax liabilities:
  Property, plant and equipment..........................................         315          315          348          348
  Trademarks.............................................................       1,112        1,112        1,124        1,124
  Other..................................................................         168          168          118          118
                                                                           -----------  -----------  -----------  -----------
      Total non-current deferred tax liabilities.........................       1,595        1,595        1,590        1,590
                                                                           -----------  -----------  -----------  -----------
  Net non-current deferred tax liabilities before valuation allowance....       1,233        1,233        1,312        1,312
  Valuation allowance....................................................          83           83           44           44
                                                                           -----------  -----------  -----------  -----------
      Net non-current deferred income taxes..............................   $   1,316    $   1,316    $   1,356    $   1,356
                                                                           -----------  -----------  -----------  -----------
                                                                           -----------  -----------  -----------  -----------

    The valuation allowance relates to net operating losses in certain foreign tax jurisdictions.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--INCOME TAXES (CONTINUED)
    Pre-tax income before extraordinary item for domestic and foreign operations is shown in the following table (in millions):

                                                             YEAR ENDED                YEAR ENDED                YEAR ENDED
                                                            DECEMBER 31,              DECEMBER 31,              DECEMBER 31,
                                                                1996                      1995                      1994
                                                      ------------------------  ------------------------  ------------------------
                                                        NABISCO                   NABISCO                   NABISCO
                                                       HOLDINGS      NABISCO     HOLDINGS      NABISCO     HOLDINGS      NABISCO
                                                      -----------  -----------  -----------  -----------  -----------  -----------

Domestic (includes U.S. exports)....................   $      --    $      --    $     346    $     353    $     340    $     247
Foreign.............................................         113          113          190          190          151          151
                                                           -----        -----        -----        -----        -----        -----
Pre-tax income......................................   $     113    $     113    $     536    $     543    $     491    $     398
                                                           -----        -----        -----        -----        -----        -----
                                                           -----        -----        -----        -----        -----        -----

    The differences between the provision for income taxes and income taxes computed at statutory U.S. federal income tax rates are explained as follows:

                                                      YEAR ENDED                YEAR ENDED                YEAR ENDED
                                                     DECEMBER 31,              DECEMBER 31,              DECEMBER 31,
                                                         1996                      1995                      1994
                                               ------------------------  ------------------------  ------------------------
                                                 NABISCO                   NABISCO                   NABISCO
                                                HOLDINGS      NABISCO     HOLDINGS      NABISCO     HOLDINGS      NABISCO
                                               -----------  -----------  -----------  -----------  -----------  -----------
Reconciliation from statutory rate to
  effective rate:
Income taxes computed at statutory U.S.
  federal income tax rates...................        35.0%        35.0%        35.0%        35.0%        35.0%        35.0%
State taxes, net of federal benefit..........         7.3          7.3          3.2          3.1          5.1          6.3
Goodwill amortization........................        32.5         32.5          5.6          5.5          5.7          7.0
Taxes on foreign operations at rates other
  than statutory U.S. Federal rate...........        10.2         10.2          (.5)         (.6)         (.3)         (.5)
Other items, net.............................          --           --         (1.9)        (1.7)          .1           .2
                                                    -----        -----        -----        -----        -----        -----
Effective Tax Rate...........................        85.0%        85.0%        41.4%        41.3%        45.6%        48.0%
                                                    -----        -----        -----        -----        -----        -----
                                                    -----        -----        -----        -----        -----        -----

    The reported tax rate was 85% for 1996 and 41.4% for 1995. The higher tax rate in 1996 resulted from the greater impact of nondeductible goodwill amortization relative to income before income taxes, which includes the June 1996 restructuring expense, and from the 30% effective tax rate on the June 1996 restructuring expense. Excluding the restructuring expense and related tax benefit, the effective tax rate was 41.4% for 1996.

    At December 31, 1996, there was $558 million of accumulated and undistributed income of foreign subsidiaries. These earnings are intended by management to be reinvested abroad indefinitely. Accordingly, no applicable U.S. federal deferred income taxes or foreign withholding taxes have been provided nor is a determination of the amount of unrecognized U.S. federal deferred income taxes practicable.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--SUPPLEMENTAL CASH FLOW INFORMATION

    Cash payments for income taxes and interest were as follows (in millions):

                                                             YEAR ENDED                YEAR ENDED                YEAR ENDED
                                                            DECEMBER 31,              DECEMBER 31,              DECEMBER 31,
                                                                1996                      1995                      1994
                                                      ------------------------  ------------------------  ------------------------
                                                        NABISCO                   NABISCO                   NABISCO
                                                       HOLDINGS      NABISCO     HOLDINGS      NABISCO     HOLDINGS      NABISCO
                                                      -----------  -----------  -----------  -----------  -----------  -----------
Income taxes paid, net of refunds...................   $     150    $     150    $      67    $      67    $     159    $     159
Interest paid.......................................   $     334    $     334    $     330    $     330    $      32    $      32

    In 1995, operating income was increased by an $11 million net gain related to the sale of the Ortega Mexican food and the New York Style Bagel Chip businesses for $162 million.

    Cash equivalents at December 31, 1996 and 1995, valued at cost (which approximated market value), totaled $57 million and $97 million, respectively.

    In October, 1996, Nabisco extended for five years its arrangement to sell for cash substantially all of its domestic trade accounts receivable to a financial institution. In addition, similar arrangements have been established for the sale of trade accounts receivable by certain foreign subsidiaries. During 1996, 1995 and 1994, total proceeds of approximately $6.4 billion, $5.5 billion and $5.3 billion, respectively, were received by Nabisco in connection with these arrangements. At December 31, 1996 and 1995, the accounts receivable balance has been reduced by approximately $397 million and $418 million, respectively, due to the receivables sold.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--INVENTORIES

    The major classes of inventory are shown in the table below (in millions):

                                                                  DECEMBER 31,     DECEMBER 31,
                                                                      1996             1995
                                                                 ---------------  ---------------
Finished products..............................................     $     536        $     526
Raw materials..................................................           199              199
Other..........................................................           144              140
                                                                        -----            -----
    Total......................................................     $     879        $     865
                                                                        -----            -----
                                                                        -----            -----

NOTE 6--PROPERTY, PLANT AND EQUIPMENT

    Components of property, plant and equipment were as follows (in millions):

                                                                   DECEMBER 31,   DECEMBER 31,
                                                                       1996           1995
                                                                   -------------  -------------
Land and land improvements.......................................    $     199      $     186
Buildings and leasehold improvements.............................          935            872
Machinery and equipment..........................................        3,245          2,955
Construction-in-process..........................................          419            411
                                                                        ------         ------
                                                                         4,798          4,424
Less accumulated depreciation....................................       (1,511)        (1,292)
                                                                        ------         ------
    Net property, plant and equipment............................    $   3,287      $   3,132
                                                                        ------         ------
                                                                        ------         ------

NOTE 7--NOTES PAYABLE

    Notes payable consist of notes payable to banks by foreign subsidiaries and $45 million and $34 million of commercial paper borrowings by the company's Canadian subsidiary as of December 31, 1996 and 1995, respectively. The weighted average interest rate on all notes payable and commercial paper borrowings was 13.0% and 9.8% at December 31, 1996 and 1995. The weighted average interest rates include nominal borrowing rates in highly inflationary countries, primarily in Latin America.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--ACCRUED LIABILITIES

    Accrued liabilities consisted of the following (in millions):

                                                                   DECEMBER 31,    DECEMBER 31,
                                                                       1996            1995
                                                                   -------------  ---------------
Payroll and employee benefits....................................    $     292       $     250
Marketing and advertising........................................          259             242
Restructuring....................................................          151               6
Insurance........................................................           63              51
Interest.........................................................           57              58
Taxes, other than income taxes...................................           55              38
Legal and environmental..........................................            9              11
All other                                                                  227             190
                                                                        ------           -----
        Nabisco..................................................        1,113             846
Dividends payable on Common Stock................................           41              36
Other accrued liabilities........................................            1              --
                                                                        ------           -----
        Nabisco Holdings.........................................    $   1,155       $     882
                                                                        ------           -----
                                                                        ------           -----

NOTE 9--LONG-TERM DEBT

    Long-term debt consisted of the following (in millions):

                                                                   DECEMBER 31,   DECEMBER 31,
                                                                       1996           1995
                                                                   -------------  -------------
Commercial paper, average interest rates of 5.8% and 6.0%........    $   1,175      $   1,289
Exchange Securities:
  8.3% notes due April 15, 1999..................................          538            538
  8.0% notes due January 15, 2000................................          688            687
  6.8% notes due September 1, 2001...............................           94             94
  Other notes....................................................           20             25
6.7% notes due June 15, 2002.....................................          400            400
6.85% notes due June 15, 2005....................................          399            399
7.05% notes due July 15, 2007....................................          400            400
7.55% debentures due June 15, 2015...............................          399            399
Other long-term debt.............................................          124            148
Less current maturities..........................................          (24)           (24)
                                                                        ------         ------
  Total..........................................................    $   4,213      $   4,355
                                                                        ------         ------
                                                                        ------         ------

    The payment of debt through December 31, 2001 is due as follows (in millions); 1998--$21; 1999-- $550; 2000--$1,877 and 2001--$113.

    On October 31, 1996, Nabisco Holdings and Nabisco entered into a credit agreement (the "Nabisco 1996 Credit Agreement") with various financial institutions to replace the Nabisco 1995 Credit Agreement.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--LONG-TERM DEBT (CONTINUED)
Among other things, the Nabisco 1996 Credit Agreement provides lending commitments of $1.5 billion for five years and the issuance of up to $300 million of irrevocable letters of credit. Borrowings under the Nabisco 1996 Credit Agreement incur a floating interest rate usually based on the London interbank offered rate ("LIBOR"). Availability is reduced by the aggregate amount of borrowings outstanding and letters of credit issued under the Nabisco 1996 Credit Agreement and by the amount of outstanding Nabisco commercial paper in excess of $1.5 billion. At December 31, 1996 the full $1.5 billion remained available.

    On October 31, 1996, Nabisco Holdings and Nabisco entered into a 364 day $1.5 billion credit facility (the "Commercial Paper Facility" and together with the Nabisco 1996 Credit Agreement, the "Nabisco 1996 Credit Facilities") primarily to support the issuance of commercial paper borrowings. Availability is reduced by an amount equal to the aggregate amount of outstanding Nabisco commercial paper. At December 31, 1996, approximately $1,175 million of commercial paper was outstanding and $325 million was available under the Commercial Paper Facility. At the end of the 364 day period, any bank borrowing outstanding under the Commercial Paper Facility is convertible into a three year term loan at Nabisco's option. Based on Nabisco's intention and ability to continue to refinance, for more than one year, the amount of its commercial paper borrowings in the commercial paper markets with borrowings under the Nabisco 1996 Credit Facilities, commercial paper borrowings have been included under long-term debt. A similar agreement existed during 1995.

    The Nabisco 1996 Credit Facilities generally restrict common and preferred dividends and distributions after April 28, 1995 by Nabisco Holdings to holders of its equity securities to an aggregate amount equal to $300 million plus 50% of Nabisco Holdings' cumulative consolidated net income after January 1, 1995. In general, loans and advances by Nabisco Holdings and its subsidiaries to RJRN are effectively subject to a $100 million limit and may only be extended to RJRN's foreign subsidiaries.

    The Nabisco 1996 Credit Facilities limit the ability of Nabisco Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, acquire, sell or dispose of certain assets and securities and engage in certain mergers or consolidations. In addition, certain RJRN credit agreements indirectly limit the issuance of equity securities, beyond certain substantial amounts, by Nabisco and Nabisco Holdings and the sale or disposition of certain of their assets. Nabisco and Nabisco Holdings believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    On April 28, 1995, Nabisco Holdings and Nabisco entered into a credit agreement (as amended, the "Nabisco 1995 Credit Agreement") with various financial institutions to replace the Nabisco 1994 Credit Agreement. Among other things, the Nabisco 1995 Credit Agreement was designed to permit the Companies to prepay intercompany debt, to incur long-term debt, to increase Nabisco's committed facility from $1.5 billion to $3.5 billion, to extend its term from 364 days to five years, to provide for the issuance of up to $300 million of irrevocable letters of credit and, as amended November 3, 1995, to reduce lending commitments to $2.0 billion from $3.5 billion.

    On June 5, 1995, RJRN and Nabisco consummated offers to exchange approximately $1.8 billion aggregate principal amount of newly issued notes and debentures (the "Exchange Securities") of Nabisco for the same amount of notes and debentures (the "Old Securities") issued by RJRN (the "Exchange Offers"). As part of the transaction, RJRN returned to Nabisco approximately $1.8 billion of intercompany

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--LONG-TERM DEBT (CONTINUED)
notes that had been issued by Nabisco and held by a non-Nabisco affiliate of RJRN. The Exchange Securities issued by Nabisco in the Exchange Offers have principal amounts, interest rates, maturities and redemption provisions identical to the corresponding Old Securities issued by RJRN. Nabisco subsequently borrowed approximately $2.4 billion under the Nabisco 1995 Credit Agreement to (a) repay or repurchase an additional $2.1 billion of intercompany notes of Nabisco and its subsidiaries; (b) repay approximately $125 million of outstanding borrowings under the Nabisco 1994 Credit Agreement; (c) repay approximately $89 million of an intercompany note from Nabisco to Nabisco Holdings; and (d) pay a $79 million dividend to Nabisco Holdings. Nabisco Holdings used the payments it received to repay the balance of a $168 million intercompany note to RJRN.

    Concurrently with the Exchange Offers, RJRN also obtained consents to certain indenture modifications from holders of the Old Securities and holders of approximately $3.58 billion of its other outstanding debt securities (the "Consent Solicitations"). The Exchange Offers and the Consent Solicitations and certain related transactions were designed, among other things, to enable Nabisco to obtain long-term debt financing independent of RJRN and to repay its intercompany debt to RJRN.

    On June 28, 1995, Nabisco issued $400 million principal amount of 6.70% Notes Due 2002, $400 million principal amount of 6.85% Notes Due 2005, and $400 million principal amount of 7.55% Debentures Due 2015. On July 14, 1995, Nabisco issued $400 million principal amount of 7.05% Notes Due 2007. The net proceeds from the issuance of such debt securities were used to repay a portion of the borrowings under the Nabisco 1995 Credit Agreement.

    On July 17, 1995, Nabisco redeemed all of its outstanding 8 5/8% Sinking Fund Debentures Due March 15, 2017 at a price of $1,051.75 for each $1,000 principal amount of debentures, plus accrued and unpaid interest thereon. The aggregate redemption price and accrued interest on these debentures totalled approximately $442 million. The redemption resulted in an extraordinary loss of approximately $29 million ($19 million after tax).

    In 1994, Nabisco Holdings and Nabisco issued five notes that were held by RJRN or a wholly owned subsidiary of RJRN. The terms of the notes were as follows: (i) a $1.07 billion note issued by Nabisco due December 1, 1996, (ii) a $1.47 billion note issued by Nabisco due December 1, 2001, (iii) a $966 million note issued by Nabisco due December 1, 2006, (iv) a $1.30 billion note issued by Nabisco Holdings due December 31, 1995, and (v) a $206 million note issued by Nabisco Holdings due December 31, 1995 which replaced four existing notes. In addition, various Nabisco subsidiaries had outstanding notes and other obligations to RJRN and certain of its non-Nabisco subsidiaries with a variety of terms and maturities with an aggregate principal amount of approximately $425 million. On December 7, 1994, Nabisco Holdings used the $1.35 billion initial borrowing under the Nabisco 1994 Credit Agreement to prepay its $206 million note in full and all but approximately $168 million principal amount of its $1.30 billion note.

    The estimated fair value approximated the carrying amount of long-term debt at December 31, 1996 and 1995. Considerable judgment was required in interpreting market data to develop the estimates of fair value. In addition, the use of different market assumptions and/or estimation methodologies may have had a material effect on the estimated fair value amounts. Accordingly, the estimated fair value of long-term debt as of December 31, 1996 and 1995 is not necessarily indicative of the amounts that Nabisco could realize in a current market exchange.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--LONG-TERM DEBT (CONTINUED)
INTEREST RATE ARRANGEMENTS

    Nabisco Holdings manages interest rate exposure by adjusting the mix of floating rate debt and fixed rate debt. As part of such management of interest rate exposure, Nabisco has entered into various derivative instruments to hedge a portion of the interest rate exposure on its floating rate debt. At December 31, 1996, Nabisco's outstanding interest rate caps had an aggregate notional principal amount of $1.5 billion, of which $.5 billion became effective during 1997. These contracts expire at various dates throughout 1997. The estimated fair values of these arrangements as of December 31, 1996, and similar arrangements as of December 31, 1995, were unfavorable by approximately $1 million and $4 million, respectively, based on calculations by independent third parties.

NOTE 10--RELATED PARTY TRANSACTIONS

INTEREST EXPENSE AND OTHER INCOME (EXPENSE)

    For the year ended December 31, 1994, interest expense and other income and expense reflected the allocation of a share of RJRN Holdings' and RJRN's consolidated interest expense, amortization of debt issuance costs, interest income, foreign exchange gains or losses and other financial income and expense not specifically attributable to an operating company. Such allocations were based on the ratio of Nabisco Holdings' invested capital (sum of working capital, property, plant and equipment, other assets, goodwill, trademarks and other intangibles, less minority interest liabilities) to RJRN Holdings consolidated invested capital, adjusted for (i) the change in Nabisco Holdings' invested capital from the beginning of the year to the end of the year times
(ii) the RJRN short-term borrowing rate.

    For the years ended December 31, 1995 and 1994 interest expense included transactions with related parties as shown (in millions):

                                                                                         YEAR ENDED       YEAR ENDED
                                                                                        DECEMBER 31,     DECEMBER 31,
                                                                                            1995             1994
                                                                                       ---------------  ---------------
Payments to RJRN and affiliates......................................................     $     134        $      --
RJRN allocation......................................................................            --              369
Payments to Nabisco Holdings.........................................................             3               87
Other (non-related parties)..........................................................           208                7
                                                                                              -----            -----
    Nabisco..........................................................................           345              463
Intercompany income from Nabisco.....................................................            (3)             (87)
Payments to RJRN.....................................................................             7               --
                                                                                              -----            -----
    Nabisco Holdings.................................................................     $     349        $     376
                                                                                              -----            -----
                                                                                              -----            -----

GENERAL AND ADMINISTRATIVE COSTS

    For the year ended December 31, 1994, selling, advertising, administrative and general expenses include an allocation of $35 million from RJRN of corporate administrative costs not specifically attributable to an operating company based on the ratio of Nabisco Holdings' invested capital (as

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--RELATED PARTY TRANSACTIONS (CONTINUED) described above) to RJRN Holdings' consolidated invested capital. The amount approximates management's estimate of RJRN headquarters costs to support Nabisco's operations. Management believes such allocations are fair and reasonable.

    Commencing in 1995, RJRN Holdings, RJRN and Nabisco Holdings entered into agreement to exchange certain services. The net cost of such services to Nabisco Holdings for the years ended December 31, 1996 and 1995 was not material.

NOTE 11--COMMITMENTS AND CONTINGENCIES

COMMITMENTS

    At December 31, 1996, other commitments totalled approximately $226 million, principally for the purchase of machinery and equipment, minimum operating lease commitments and other contractual arrangements.

OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND SIGNIFICANT
  CONCENTRATIONS OF CREDIT RISK

    Certain other financial instruments with off-balance sheet risk have been entered into to manage foreign currency exposures.

    FOREIGN CURRENCY ARRANGEMENTS

    At December 31, 1996 and 1995, Nabisco had outstanding forward foreign exchange contracts with banks to purchase or sell an aggregate amount of $72 million and $142 million, respectively. Such contracts were primarily entered into to hedge future commitments. The purpose of Nabisco's foreign currency hedging activities is to protect Nabisco from risk that the eventual dollar cash flows resulting from transactions with international parties will be adversely affected by changes in exchange rates. The fair value of these arrangements was approximately equal to the aggregate amount committed as of December 31, 1996 and 1995 based on calculations from independent third parties for similar arrangements.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11--COMMITMENTS AND CONTINGENCIES (CONTINUED)

    The above foreign currency arrangements involve, to varying degrees, elements of market risk as a result of potential changes in foreign currency exchange rates. To the extent that the financial instruments entered into remain outstanding as effective hedges of existing foreign currency exposure, the impact of such potential changes in foreign currency exchange rates on the financial instruments entered into would offset the related impact on the items being hedged. Also, Nabisco may be exposed to credit losses in the event of non-performance by the counterparties to these financial instruments. However, management continually monitors its positions and the credit rating of its counterparties and therefore, does not anticipate any non-performance.

    There are no significant concentrations of credit risk with any individual counterparties or groups of counterparties as a result of any financial instruments entered into including those financial instruments discussed above.

NOTE 12--STOCKHOLDERS' EQUITY

    The authorized capital stock of Nabisco Holdings consists of (a) 1 billion shares of Common Stock, par value $.01 per share, of which (i) 265,000,000 shares have been designated as Class A Common Stock, of which 51,750,000 shares were issued during 1995 and are outstanding as shown in the table below, (ii) 213,250,000 shares have been designated as Class B Common Stock, all of which were issued during 1995 and are outstanding as shown in the table below, (iii) the remaining 521,750,000 shares may be designated by the board of directors as either Class A or Class B Common Stock prior to issuance, and (b) 75,000,000 shares of Preferred Stock, par value $.01 per share, of which no shares have been issued.

    The holders of Class A Common Stock and Class B Common Stock generally have identical rights except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on all matters to be voted on by stockholders. Each share of Class B Common Stock is convertible, at the option of the holder, into one share of Class A Common Stock.

    RJRN Holdings beneficially owns 100% of the Class B Common Stock of Nabisco Holdings which represents 80.5% of the economic interest and 97.6% of the combined voting power of the Common Stock. Any shares of Class B Common Stock disposed of by RJRN shall automatically convert to shares of Class A Common Stock on a share-for-share basis upon such disposition, except for (i) a disposition to RJRN Holdings or one of its subsidiaries or (ii) a disposition effected in connection with a transfer of Class B Common Stock to the stockholders of RJRN Holdings as a dividend intended to be on a tax-free basis in which case the conversion of the Class B Common Stock to Class A Common Stock will be structured as necessary to preserve the tax-free status of the transfer.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
    The changes in stockholders' equity for the years ended December 31, 1996 and 1995 are shown below (with dollars in millions and shares in thousands):

                                                                  NABISCO HOLDINGS
                                     ---------------------------------------------------------------------------
                                                                                                                   NABISCO
                                           COMMON STOCK                                                           ---------
                                     -------------------------   PAID-IN    RETAINED                   NOTES       PAID-IN
                                       SHARES       AMOUNT       CAPITAL    EARNINGS       CTA      RECEIVABLE     CAPITAL
                                     ----------  -------------  ---------  -----------  ---------  -------------  ---------
Balances, January 1, 1995..........                             $   2,880                                         $   2,928
Issue Class B shares to RJRN.......     213,250    $       2           (2)
Sale of Class A shares to public,
  and contribution to Nabisco......      51,750            1        1,207                                             1,210
Net income.........................                                         $     295
Parent contribution to Nabisco.....                                                                                      36
Dividends declared.................                                              (109)
Cumulative translation
  adjustment (CTA).................                                                     $     (30)
                                                          --                                                --
                                     ----------                 ---------       -----         ---                 ---------
Balances, December 31, 1995........     265,000    $       3    $   4,085   $     186   $     (30)                $   4,174
Net income.........................                                                17
Dividends declared.................                                              (160)                                  (33)
Shares issued......................          70       --                2                            $      (2)
Cumulative translation adjustment
  (CTA)............................                                                           (17)
                                                          --                                                --
                                     ----------                 ---------       -----         ---                 ---------
Balance, December 31, 1996.........     265,070    $       3    $   4,087   $      43   $     (47)   $      (2)   $   4,141
                                                          --                                                --
                                                          --                                                --
                                     ----------                 ---------       -----         ---                 ---------
                                     ----------                 ---------       -----         ---                 ---------


                                      RETAINED
                                      EARNINGS       CTA
                                     -----------  ---------
Balances, January 1, 1995..........
Issue Class B shares to RJRN.......
Sale of Class A shares to public,
  and contribution to Nabisco......
Net income.........................   $     300
Parent contribution to Nabisco.....
Dividends declared.................        (190)
Cumulative translation
  adjustment (CTA).................               $     (30)

                                          -----         ---
Balances, December 31, 1995........   $     110   $     (30)
Net income.........................          17
Dividends declared.................        (127)
Shares issued......................
Cumulative translation adjustment
  (CTA)............................                     (17)

                                          -----         ---
Balance, December 31, 1996.........   $  --       $     (47)

                                          -----         ---
                                          -----         ---

    During 1996, 54,981 shares of Class A common stock were sold in connection with purchase stock grants awarded under the Nabisco Holdings 1994 Long Term Incentive Plan (the "Nabisco LTIP"). The shares were purchased at their fair market value for a total of $1,882,491. Under the terms of the Nabisco LTIP, the purchasers, one an executive of the Companies, and one an executive and director of RJR Nabisco, Inc. and both directors of Nabisco and Nabisco Holdings, borrowed the total amount of the purchase price on a secured basis from Nabisco Holdings at an average annual interest rate of approximately 6.2%, which rate was set at the applicable federal rate for long-term loans at the purchase dates. The indebtedness, plus accrued interest and applicable taxes, must be repaid upon the earlier of the sale of the shares covered by the loan or termination of plan participation. As of December 31, 1996, the entire amount remains outstanding and is presented as notes receivable in stockholders' equity. In addition, 14,672 shares of Class A common stock were awarded under the Nabisco LTIP as restricted stock.

    On January 26, 1995, Nabisco Holdings completed the Nabisco Holdings Common Stock Offering at an initial offering price of $24.50 per share. In connection with the Nabisco Holdings Common Stock Offering, RJRN Holdings, RJRN and Nabisco Holdings entered into agreements to exchange certain services, to establish tax sharing arrangements and to provide RJRN with certain preemptive and registration rights with respect to Nabisco Holdings' securities.

    Nabisco Holdings declared an initial quarterly dividend of $.1375 per share, or approximately $36 million in total, in the second quarter of 1995, and identical dividends for the third and fourth quarters.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
Four quarterly dividends were declared in 1996, the last three at $.155 per share. Nabisco Holdings funded these dividends from matching dividends paid on the same dates by Nabisco.

    In addition, Nabisco paid Nabisco Holdings (a) a $79 million dividend on June 5, 1995 to enable Nabisco Holdings to repay certain indebtedness to RJRN at the conclusion of the Exchange Offers and Consent Solicitations, and (b) on a net basis, additional dividends and distributions during the third quarter of 1995 totalling $2 million. See Note 9 to the Consolidated Financial Statements.

    In September 1995, Nabisco Holdings terminated its intercompany royalty agreement with Nabisco and made a non-cash capital contribution to Nabisco of its unamortized intangible balance for trademarks of $36 million.

    The paid-in capital amount reported in Nabisco Holdings stockholder's equity as of January 1, 1995 represents RJR Nabisco's investment in Nabisco Holdings as of December 31, 1994 or Parent investment in subsidiary. The changes in Parent investment in subsidiary for the year prior to the initial public offering are as follows (in millions):

                                                                                                       YEAR ENDED
                                                                                                      DECEMBER 31,
                                                                                                          1994
                                                                                                      -------------
Balance at beginning of year........................................................................    $   7,517
  Net income........................................................................................          267
  Cumulative translation adjustments................................................................          (39)
  Distribution to Parent(1).........................................................................       (5,450)
  Net changes in intercorporate indebtedness........................................................          570
  Other.............................................................................................           15
                                                                                                           ------
Balance at end of year..............................................................................    $   2,880
                                                                                                           ------
                                                                                                           ------

------------------------

(1) Distribution represents cash of $1,338 with the remainder representing intercompany notes among RJRN, Nabisco Holdings and Nabisco.

STOCK PLANS

    On December 6, 1994, in order to provide an incentive to attract and retain key employees responsible for the management and administration of the business affairs of Nabisco Holdings and its subsidiaries, the board of directors of Nabisco Holdings adopted the Nabisco Holdings Corp. 1994 Long Term Incentive Plan (the "Nabisco LTIP"). RJRN, as the sole shareholder approved the adoption of the Nabisco LTIP. Awards may be granted under the Nabisco LTIP during the ten year period following such shareholder approval. The Nabisco LTIP authorizes grants of incentive awards ("Grants") in the form of "incentive stock options" under section 422 of the Internal Revenue Code, and other stock options, stock appreciation rights, restricted stock, purchase stock, dividend equivalent rights, performance units, performance shares, or other stock-based grants. Awards under the Nabisco LTIP may be granted to key employees of, or other persons having a unique relationship to Nabisco Holdings and its subsidiaries, all as determined by the compensation committee of the board of directors. Members of the compensation committee are ineligible for grants. The maximum number of shares which may be granted in respect of all awards during

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED) the term of the Nabisco LTIP is 16.3 million shares of Class A Common Stock, which may be adjusted in the event of certain capital changes. The Nabisco LTIP also limits the amount of shares which may be issued pursuant to "incentive stock options" and the amount of shares subject to Grants which may be issued to any one participant. The annually granted stock options have a 15 year term for the 1995 grants and a 10 year term for the 1996 grants, vest over three years (33% of the first and second anniversaries of the date and 34% of the third anniversary), but cannot be exercised for three years following.

    Key employees of Nabisco with outstanding stock options under the RJRN Holdings' 1990 Long Term Incentive Plan ("RJRN Holdings LTIP"), were permitted to elect to surrender 100% of their outstanding RJRN Holdings LTIP stock options in exchange for the grant of options under the Nabisco LTIP. Similarly, key employees of RJRN having an impact on the operations of Nabisco were permitted to exchange a portion of their outstanding RJRN Holdings LTIP stock options in exchange for the grant of options under the Nabisco LTIP. In 1995, stock options covering a total of 5,971,858 shares of Class A Common Stock were granted to Nabisco and RJRN employees in exchange for the cancellation of RJRN Holdings stock options. The number of shares of Class A Common Stock subject to options in such exchange was based on the relative fair market values of RJRN Holdings common stock and Class A Common Stock on the date of grant, regardless of the exercise price of options for RJRN Holdings common stock. The exercise price of such Nabisco Holdings stock options was equal to the fair market value of Class A Common Stock on the date of grant. The Nabisco Holdings stock options granted in exchange for the cancellation of RJRN Holdings stock options are fully vested and have a 15 year term, but are otherwise treated as newly granted options and may not be exercised for three years after the date of grant.

    On February 15, 1995, the board of directors of Nabisco Holdings adopted the Stock Option Plan for Directors of Nabisco Holdings Corp. and Subsidiaries (the "Directors Plan"). Directors of Nabisco Holdings who have never been employees of RJRN Holdings or any of its subsidiaries are eligible to be granted options under the Directors Plan, which is intended to satisfy the requirements of a nondiscretionary formula plan for stock option grants to directors. A maximum of 300,000 shares of Class A Common Stock (which may be adjusted in the event of certain capital changes) may be issued under the Directors Plan. Each eligible director is, upon becoming a director, granted an option under the Directors Plan to purchase 6,000 shares of Class A Common Stock. The options have an exercise price equal to the fair market value of the Class A Common Stock on the date of grant, and are immediately vested. The options cannot be exercised for three years following the date of grant but, thereafter, are exercisable for ten years from the date of grant. In addition, each eligible director receives an annual grant of stock options which is made on the date of the director's election or re-election to the board of directors. The annual grant is intended to deliver a predetermined value, and the number of shares of Class A Common Stock subject to the option is determined based on an internal valuation methodology. In 1995 each eligible director received a stock option to purchase 1,600 shares (except that one director received a stock option to purchase 1,700 shares) of Class A Common Stock. The annually granted stock options have a 10 year term and vest over three years (33% of the first and second anniversaries of the date of grant and 34% of the third anniversary), but cannot be exercised for three years following the date of grant.

    At December 31, 1996, none of the outstanding options on Class A Common Stock were exercisable, as all outstanding options will become exercisable in three years following the date of grant. As of

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
December 31, 1996, options for 4,872,119 shares were available for future grant. 1996 and 1995 transactions involving stock options are summarized below:

                                                                1996                             1995
                                                   -------------------------------  -------------------------------
                                                                 WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
                                                     OPTIONS      EXERCISE PRICE      OPTIONS      EXERCISE PRICE
                                                   ------------  -----------------  ------------  -----------------
Balance outstanding as of January 1..............     8,909,663      $   26.77           --              --
Granted in exchange for cancelled RJRN Holdings
  stock options..................................       --                             5,971,858      $   26.57
Other grants.....................................     3,114,200          33.83         3,071,405          27.20
Cancelled........................................      (295,982)         29.73          (133,600)         27.41
                                                   ------------                     ------------
Balance outstanding as of December 31,...........    11,727,881      $   28.57         8,909,663      $   26.77
                                                   ------------                     ------------
                                                   ------------                     ------------
Weighted-average fair value of options granted
  during the year................................  $      11.00                     $      11.41
                                                   ------------                     ------------
                                                   ------------                     ------------

                                                                                  OPTIONS OUTSTANDING
                                                                  ----------------------------------------------------
                                                                     NUMBER      WEIGHTED-AVERAGE
                                                                  OUTSTANDING        REMAINING       WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES                                          AT 12/31/96    CONTRACTUAL LIFE     EXERCISE PRICE
----------------------------------------------------------------  ------------  -------------------  -----------------
$24.50-$27.875..................................................     5,026,479            13.1           $   25.76
$28.00-$32.625..................................................     3,944,602            12.9               28.35
$33.00-$39.125..................................................     2,756,800             9.2               34.01
                                                                  ------------
                                                                    11,727,881            12.1           $   28.57
                                                                  ------------

    The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for the stock options granted under the Nabisco LTIP. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS Statement 123, the net income of Nabisco Holdings and Nabisco, on a pro forma basis, would have been $4 million, compared to reported net income of $17 million for the year ended December 31, 1996, and $248 million, compared to reported net income of $295 million for the year ended December 31, 1995. Nabisco Holdings' net income per share, on a pro forma basis, would have been $.02, compared to reported net income per share of $.06 for the year ended December 31, 1996, and $.95, compared to reported net income per share of $1.13 for the year ended December 31, 1995. The pro forma reduction in net income in 1995 of $47 million includes $41 million in fair value for the 5,971,858 stock options granted in exchange for the cancellation of RJRN Holdings stock options, as previously described.

    In order to calculate the pro forma information presented above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of
1.9 percent for both years; expected volatility of 24% and 27%, risk-free interest rates of 6.4% and 6.8%; and expected lives of 7 and 11 years.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--RETIREMENT BENEFITS

PENSION BENEFITS

    RJRN and its subsidiaries sponsor a number of non-contributory defined benefit pension plans covering most U.S. and certain foreign employees of Nabisco. Plans covering the majority of salaried employees in the food operations provide pension benefits that are based on credits, determined by age, earned throughout an employee's service and final average compensation before retirement. Plan benefits are offered as lump sum or annuity options. Plans covering hourly as well as certain salaried employees in the food operations provide pension benefits that are based on the employee's length of service and final average compensation before retirement. RJRN's policy is to fund the cost of current service benefits and past service cost over periods not exceeding 30 years to the extent that such costs are currently tax deductible. Additionally, RJRN and its subsidiaries participate in several (i) multi-employer plans, which provide benefits to certain of Nabisco's union employees, and (ii) defined contribution plans which provide benefits to certain employees in foreign countries. Employees in foreign countries who are not U.S. citizens are also covered by various postemployment benefit arrangements, some of which are considered to be defined benefit plans for accounting purposes.

    A summary of the components of pension expense is as follows (in millions):

                                                                            YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                                           DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                               1996             1995             1994
                                                                          ---------------  ---------------  ---------------
Defined benefit pension plans:
  Service cost--benefits earned during the period.......................     $      47        $      32        $      42
  Interest cost on projected benefit obligation.........................           109              110              108
  Less actual return on plan assets.....................................          (180)            (229)              (5)
  Net amortization and deferral.........................................            56              115             (105)
                                                                                 -----            -----            -----
      Total.............................................................            32               28               40
Multi-employer and other defined contribution plans.....................            35               32               32
                                                                                 -----            -----            -----
      Total pension expense.............................................     $      67        $      60        $      72
                                                                                 -----            -----            -----
                                                                                 -----            -----            -----

    The principal plans used the following actuarial assumptions for accounting purposes:

                                                             U.S. PLANS                    FOREIGN PLANS
                                                   ------------------------------  ------------------------------
                                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                        1996            1995            1996            1995
                                                   ---------------  -------------  ---------------  -------------
Weighted average discount rate...................          7.5%            7.0%            8.0%            8.0%
Rate of increase in compensation levels..........          5.0%            5.0%            4.7%            4.5%
Expected long-term rate of return on assets......          9.5%            9.5%            8.0%            8.0%

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--RETIREMENT BENEFITS (CONTINUED)
    The following table sets forth the funded status and amounts recognized in the consolidated balance sheets at December 31, 1996 and 1995 for defined benefit pension plans for Nabisco (in millions):

                                              U.S. PLANS                                         FOREIGN PLANS
                      ----------------------------------------------------------  -------------------------------------------
                                                                                                                DECEMBER 31,
                           DECEMBER 31, 1996             DECEMBER 31, 1995             DECEMBER 31, 1996            1995
                      ----------------------------  ----------------------------  ----------------------------  -------------

                       PLANS WHOSE    PLANS WHOSE    PLANS WHOSE    PLANS WHOSE    PLANS WHOSE    PLANS WHOSE    PLANS WHOSE
                         ASSETS       ACCUMULATED      ASSETS       ACCUMULATED      ASSETS       ACCUMULATED      ASSETS
                        EXCEEDED       BENEFITS       EXCEEDED       BENEFITS       EXCEEDED       BENEFITS       EXCEEDED
                       ACCUMULATED     EXCEEDED      ACCUMULATED     EXCEEDED      ACCUMULATED     EXCEEDED      ACCUMULATED
                        BENEFITS        ASSETS        BENEFITS        ASSETS        BENEFITS        ASSETS        BENEFITS
                      -------------  -------------  -------------  -------------  -------------  -------------  -------------
Actuarial present
  value of:
  Vested benefits...    $   1,203      $      32      $     209      $   1,014      $     160      $      16      $     151
  Non-vested
    benefits........           25             --             15             10              2              1              6
                           ------         ------         ------         ------         ------         ------         ------
  Accumulated
    benefit
    obligation......        1,228             32            224          1,024            162             17            157
  Effect of future
    salary
    increases.......           97              2             28             88             20              1             45
                           ------         ------         ------         ------         ------         ------         ------
  Projected benefit
    obligation......        1,325             34            252          1,112            182             18            202
Plan assets at fair
  market value......        1,294             --            239            972            201              2            172
                           ------         ------         ------         ------         ------         ------         ------
Plan assets in
  excess of (less
  than) projected
  benefit
  obligation........          (31)           (34)           (13)          (140)            19            (16)           (30)
Unrecognized net
  (gain) loss.......          (23)             9              7             63            (35)             1             13
Unrecognized prior
  service cost......           19             (5)             1             15             (6)             2             (6)
Adjustment required
  to recognize
  minimum pension
  liability.........           --             (9)            --            (17)            --             (2)            --
                           ------         ------         ------         ------         ------         ------         ------
Net pension
  liabilities
  recognized in the
  consolidated
  balance sheets....    $     (35)     $     (39)     $      (5)     $     (79)     $     (22)     $     (15)     $     (23)
                           ------         ------         ------         ------         ------         ------         ------
                           ------         ------         ------         ------         ------         ------         ------



                       PLANS WHOSE
                       ACCUMULATED
                        BENEFITS
                        EXCEEDED
                         ASSETS
                      -------------
Actuarial present
  value of:
  Vested benefits...    $      34
  Non-vested
    benefits........            2
                           ------
  Accumulated
    benefit
    obligation......           36
  Effect of future
    salary
    increases.......            4
                           ------
  Projected benefit
    obligation......           40
Plan assets at fair
  market value......           19
                           ------
Plan assets in
  excess of (less
  than) projected
  benefit
  obligation........          (21)
Unrecognized net
  (gain) loss.......            6
Unrecognized prior
  service cost......            2
Adjustment required
  to recognize
  minimum pension
  liability.........           (2)
                           ------
Net pension
  liabilities
  recognized in the
  consolidated
  balance sheets....    $     (15)
                           ------
                           ------

    At December 31, 1996, over 95% of the plans' assets were invested in listed stocks and bonds and other highly liquid investments. The balance consisted of various income producing investments.

POSTRETIREMENT BENEFITS

    In addition to providing pension benefits, RJRN provides certain health care and life insurance benefits for retired employees of Nabisco and their dependents. Substantially all of its regular full-time employees, including certain employees in foreign countries, may become eligible for those benefits if they reach retirement age while working for Nabisco.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--RETIREMENT BENEFITS (CONTINUED)
    Net postretirement health and life insurance benefit costs for the years ended December 31, 1996, 1995 and 1994 consist of the following (in millions):

                                                                                                  1996         1995         1994
                                                                                                  -----        -----        -----
Service cost--benefits earned during the period..............................................   $       7    $       8    $       8
Interest cost on accumulated postretirement benefit obligation...............................          32           32           29
                                                                                                      ---          ---          ---
  Net postretirement health care and life insurance costs....................................   $      39    $      40    $      37
                                                                                                      ---          ---          ---
                                                                                                      ---          ---          ---

    Nabisco's postretirement health and life insurance benefit plans sponsored by RJRN currently are not funded. The status of the plans for Nabisco as of December 31, 1996 and 1995 is as follows (in millions):

                                                                                                      1996       1995
                                                                                                    ---------  ---------
Actuarial present value of accumulated postretirement benefit obligation:
  Retirees........................................................................................  $     345  $     356
  Fully eligible active plan participants.........................................................         46         38
  Other active plan participants..................................................................        110        109
Unrecognized actuarial amounts....................................................................        (73)       (69)
                                                                                                    ---------  ---------
Accrued postretirement health care and life insurance costs.......................................  $     428  $     434
                                                                                                    ---------  ---------
                                                                                                    ---------  ---------

    The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 7% for 1996, and 6.5% for 1997, gradually declining to 5% by the year 2000 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by approximately $32.6 million and $3.4 million respectively.

    The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 7.0% as of December 31, 1996 and 1995, respectively.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14--SEGMENT INFORMATION

    GEOGRAPHIC DATA

    The following tables show certain financial information relating to Nabisco Holdings' operations in various geographic areas (in millions):

                                                                         YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                            1996           1995           1994
                                                                        -------------  -------------  -------------
Net sales:
  United States.......................................................    $   6,315      $   6,059      $   5,764
  Latin America.......................................................        1,442          1,307          1,116
  Other geographic areas..............................................        1,132            928            819
                                                                             ------         ------         ------
    Combined net sales................................................    $   8,889      $   8,294      $   7,699
                                                                             ------         ------         ------
                                                                             ------         ------         ------
Operating income:
  United States (1)...................................................    $     333      $     681      $     725
  Latin America (2)...................................................           73            136             88
  Other geographic areas (2)..........................................           68             85             74
                                                                             ------         ------         ------
    Combined operating income.........................................    $     474      $     902      $     887
                                                                             ------         ------         ------
                                                                             ------         ------         ------

                                                                          DECEMBER 31, 1996  DECEMBER 31, 1995
                                                                          -----------------  -----------------
Assets:
  United States.........................................................      $   9,476          $   9,879
  Latin America.........................................................          1,530              1,283
  Other geographic areas................................................          1,284              1,141
                                                                                -------            -------
    Combined assets.....................................................      $  12,290          $  12,303
                                                                                -------            -------
                                                                                -------            -------
Liabilities of operations located in foreign countries..................      $   1,000          $     785
                                                                                -------            -------
                                                                                -------            -------

------------------------

(1) The 1996 amount includes $353 million for restructuring expense and the 1995 amount includes an $11 million net gain related to the sale of the Ortega Mexican food and the New York Style Bagel Chip businesses.

(2) The 1996 amount includes restructuring expense of $51 million for Latin America and $24 million for other geographic areas.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15--ADDITIONAL INFORMATION

(IN MILLIONS)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                        -------------------------------
                                                                                          1996       1995       1994
                                                                                        ---------  ---------  ---------
Advertising expense...................................................................  $     201  $     231  $     234
Research and development expense......................................................        105        109         98
Rent expense..........................................................................         77         70         70

NOTE 16--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of the quarterly results of operations and per share data for Nabisco Holdings for the quarterly periods of 1996 and 1995:

(IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                FIRST     SECOND      THIRD     FOURTH
                                                                              ---------  ---------  ---------  ---------
1996
  Net sales.................................................................  $   1,990  $   2,178  $   2,238  $   2,483
  Gross profit..............................................................        808        907        906      1,042
  Operating income (loss) (1)...............................................        181       (195)       208        280
  Income (loss) before extraordinary item (1)...............................         53       (216)        70        110
  Net income (loss) (1).....................................................         53       (216)        70        110
PER SHARE DATA:
  Income (loss) before extraordinary item (1)...............................  $     .20  $    (.81) $     .26  $     .41
  Net income (loss) (1).....................................................        .20       (.81)       .26        .41
  Dividends declared........................................................      .1375       .155       .155       .155
  Market price..............................................................
    High....................................................................     36 7/8     36 1/4     35 5/8     40 1/4
    Low.....................................................................         30     30 1/2     31 1/8     32 1/8


                                                                                FIRST     SECOND      THIRD     FOURTH
                                                                              ---------  ---------  ---------  ---------
1995
  Net sales.................................................................  $   1,843  $   2,057  $   2,044  $   2,350
  Gross profit..............................................................        793        886        842        997
  Operating income..........................................................        188        231        196        287
  Income before extraordinary item..........................................         48         79         71        116
  Net income................................................................         48         79         52        116
PER SHARE DATA:
  Income before extraordinary item..........................................  $     .19  $     .30  $     .27  $     .44
  Net income................................................................        .19        .30        .20        .44
  Dividends declared........................................................         --      .1375      .1375      .1375
  Market price (2)..........................................................
    High....................................................................     29 3/8     30 1/4     30 1/4     32 5/8
    Low.....................................................................   25 29/64     25 1/2     26 1/4     26 1/4

------------------------

(1) The second quarter of 1996 includes restructuring expense of $428 million ($300 million after tax or $1.13 per share).

(2) The Class A Common Stock of Nabisco Holdings commenced trading on the New York Stock Exchange on January 20, 1995. The initial offering price was $24.50.

                                 EXHIBIT INDEX

   EXHIBIT
     NO.
-------------

     3.1       Restated Certificate of Incorporation of Nabisco Holdings Corp. (incorporated by reference to
               Exhibit 3.1 to Quarterly Report on Form 10-Q of Nabisco Holdings Corp. and Nabisco, Inc. for the
               fiscal quarter ended March 31, 1995, filed May 11, 1995 (the "March 1995 Nabisco Form 10-Q").

     3.2       Amended Bylaws of Nabisco Holdings Corp., as amended (incorporated by reference to Exhibit 3.2 of the March 1995 Nabisco Form 10-Q).

     3.3       Restated Certificate of Incorporation of Nabisco, Inc. (incorporated by reference to Exhibit 3.1 to
               Amendment No. 1, filed on March 29, 1995, to the Registration Statement on Form S-4 of Nabisco,
               Inc., Registration No. 33-90224, filed on March 10, 1995 (the "Form S-4, Registration No.
               33-90224").

     3.4       Amended Bylaws of Nabisco, Inc., as amended (incorporated by reference to Exhibit 3.2 to Form S-4,
               Registration No. 33-90224).

     4.1       Indenture, dated as of June 5, 1995, between Nabisco, Inc. and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Nabisco, Inc., Registration
               No. 33-93214, filed June 7, 1995).

     4.2       The Registrant agrees to furnish copies of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.

   *10.1       Credit Agreement (the "Revolving Credit Agreement"), dated as of October 31, 1996, among Nabisco
               Holdings Corp., Nabisco, Inc. and the lending institutions parties thereto.

   *10.2       Credit Agreement (the "364 Day Facility"), dated as of October 31, 1996, among Nabisco Holdings
               Corp., Nabisco, Inc., and the lending institutions parties thereto.

    10.3       Intercompany Services and Operating Agreement between Nabisco Holdings Corp. and RJR Nabisco, Inc.
               (incorporated by reference to Exhibit 10.1 to the March 1995 Nabisco Form 10-Q).

    10.4       Corporate Agreement between Nabisco Holdings Corp. and RJR Nabisco, Inc. (incorporated by reference to Exhibit 10.2 to the March 1995 Nabisco Form 10-Q).

    10.5       Tax Sharing Agreement between Nabisco Holdings Corp. and RJR Nabisco Holdings, Corp. (incorporated by reference to Exhibit 10.3 to the March 1995 Nabisco Form 10-Q).

    10.6       Exchange and Indemnification Agreement among Nabisco, Inc., Nabisco Holdings Corp. and RJR Nabisco,
               Inc. dated as of April 28, 1995 (incorporated by reference to Exhibit 10.1 to Quarterly Report on
               Form 10-Q of Nabisco Holdings Corp. and Nabisco, Inc. for the fiscal quarter ended September 30,
               1995, filed November 1, 1995 (the "September 1995 Nabisco Form 10-Q)).

    10.7       Form of Employment Agreement by and between Nabisco, Inc. and the executive named therein
               (incorporated by reference to Exhibit 10.2 to the September 1995 Nabisco Form 10-Q).

    10.8       Form of Employment Agreement dated October 31, 1988 by and between RJR Nabisco, Inc. and the executive named therein as amended by the Amendment by and between RJR Nabisco, Inc., Nabisco, Inc.
               and the executive named therein (incorporated by reference to Exhibit 10.3 to Quarterly Report on
               Form 10-Q/A of Nabisco Holdings Corp. and Nabisco, Inc. for the fiscal quarter ended September 30,
               1995, filed November 1, 1995.

   EXHIBIT
     NO.
-------------
    10.9       Amended and Restated Nabisco Holdings Corp. 1994 Long Term Incentive Plan (dated as of September 15,
               1996) (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q of Nabisco
               Holdings Corp. and Nabisco, Inc. for the fiscal quarter ended September 30, 1996, filed November 1,
               1996 (the "September 1996 Nabisco Form 10-Q").

    10.9(a)    Form of Performance Unit Agreement between Nabisco Holdings Corp. and the grantee named therein
               (one-year period) (incorporated by reference to Exhibit 10.11(a) to Annual Report on Form 10-K of
               Nabisco Holdings Corp. and Nabisco, Inc. for the fiscal year ended December 31, 1995, filed February
               23, 1996, (the "1995 Nabisco Form 10-K").

    10.9(b)    Form of Performance Unit Agreement between Nabisco Holdings Corp. and the grantee named therein
               (three-year period) (incorporated by reference to Exhibit 10.11(b) to the 1995 Nabisco Form 10-K).

    10.9(c)    Form of Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and the grantee named therein (regular grant) (incorporated by reference to Exhibit 10.11(c) to the 1995 Nabisco Form
               10-K).

    10.9(d)    Form of Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and the grantee named therein (conversion grant) (incorporated by reference to Exhibit 10.11(d) to the 1995 Nabisco Form
               10-K).

    10.9(e)    Form of Secured Promissory Note of purchaser named therein in favor of Nabisco Holdings Corp.
               (1996)(incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of Nabisco
               Holdings Corp. and Nabisco, Inc. for the fiscal quarter ended March 31, 1996, filed May 2, 1996 (the
               "March 1996 Nabisco Form 10-Q").

    10.9(f)    Form of Performance Unit Agreement between Nabisco Holdings Corp. and the grantee named therein
               (1996: one-year period)(incorporated by reference to Exhibit 10.2 to the March 1996 Nabisco Form
               10-Q).

    10.9(g)    Form of Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and the grantee named therein (1996 grant)(incorporated by reference to Exhibit 10.3 to the March 1996 Nabisco Form 10-Q).

    10.10      Amended and Restated Deferred Compensation Plan for Directors (dated as of September 15,
               1996)(incorporated by reference to Exhibit 10.1 to the September 1996 Nabisco Form 10-Q).

    10.11      Retirement Trust Agreement, made as of October 12, 1988, between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.6 to the Registration Statement on
               Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April
               5, 1989, as amended (the "Form S-4, Registration No. 33-27894")).

    10.12      Agreement Containing Consent Order to Cease and Desist, dated January 30, 1989, among KKR
               Associates, the general partners of KKR Associates, Kohlberg Kravis Roberts & Co., L.P., the general partners of Kohlberg Kravis Roberts & Co., L.P., RJR Associates, L.P., RJR Holdings Corp., RJR
               Holdings Group, Inc., RJR Acquisition Corporation and the Federal Trade Commission (incorporated by reference to Exhibit 10.2 to the Form S-4, Registration No. 33-27894).

    10.12(a)   Order Granting in Part and Denying in Part Request to Reopen and Modify Order Issued June 13, 1989,
               issued by the Federal Trade Commission, Docket No. C-3253, on May 13, 1993 (incorporated by reference to Exhibit 10.6(a) to the Annual Report on Form 10-K of Nabisco Holdings Corp. for the
               fiscal year ended December 31, 1994).

    10.13      Form of Employment Agreement Without Change of Control provision (incorporated by reference to
               Exhibit 10.16 to the Form S-4, Registration No. 33-27894).

   EXHIBIT
     NO.
-------------
    10.13(a)   Special Addendum, dated December 20, 1988 (incorporated by reference to Exhibit 10(d)(ii) to the
               Annual Report on Form 10-K of RJR Nabisco Holdings Corp. and RJR Nabisco, Inc. for the fiscal year ended December 31, 1988, file numbers 1-10215 and 1-6388, filed on March 9, 1989, as amended through
               April 14, 1989 (the "1988 RJRN Form 10-K").

    10.14      Trust Agreement between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A., as Trustee,
               dated January 27, 1989 (incorporated by reference to Exhibit 10(d)(iv) to the 1988 RJRN 10-K).

    10.15      Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR Nabisco, Inc.
               and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.18 to the Form
               S-4, Registration No. 33-27894).

    10.16(a)   Amendment No. 1 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to
               Exhibit 10(g)(ii) to the 1988 RJRN Form 10-K).

    10.16(b)   Amendment No. 2 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to
               Exhibit 10(g)(iii) to the 1988 RJRN Form 10-K).

    10.17      Excess Benefit Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR
               Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.21 to the Form S-4, Registration No. 33-27894).

    10.17(a)   Amendment No. 1 to Excess Benefit Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(h)(ii) to the 1988 RJRN Form 10-K).

    10.18      Supplemental Benefits Plan of RJR Nabisco, Inc. and Participating Companies, as amended on October
               12, 1988 (incorporated by reference to Exhibit 10.25 to the Form S-4, Registration No. 33-27894).

    10.18(a)   Amendment to Supplemental Benefits Plan, dated November 23, 1988 (incorporated by reference to
               Exhibit 10(k)(ii) to the 1988 RJRN Form 10-K).

    10.18(b)   Amendment No. 2 to Supplemental Benefits Plan, dated January 27, 1989 (incorporated by reference to
               Exhibit 10(k)(iii) to the 1988 RJRN Form 10-K).

    10.19      Additional Benefits Plan of RJR Nabisco, Inc. and Participating Companies, effective October 12,
               1988 (incorporated by reference to Exhibit 10.28 to the Form S-4, Registration No. 33-27894).

    10.19(a)   Amendment to Additional Benefits Plan, dated October 28, 1988 (incorporated by reference to Exhibit
               10(l)(ii) to the 1988 RJRN Form 10-K).

    10.19(b)   Amendment to Additional Benefits Plan, dated November 23, 1988 (incorporated by reference to Exhibit
               10(l)(iii) to the 1988 RJRN Form 10-K).

    10.19(c)   Amendment to Additional Benefits Plan No. 3, dated January 27, 1989 (incorporated by reference to
               Exhibit 10(l)(iv) to the 1988 RJRN Form 10-K).

    10.20      RJR Nabisco, Inc. Supplemental Executive Retirement Plan, as amended on July 21, 1988 (incorporated by reference to Exhibit 10.32 to the Form S-4, Registration No. 33-27894).

    10.20(a)   Amendment to Supplemental Executive Retirement Plan, dated November 23, 1988 (incorporated by reference to Exhibit 10(m)(ii) to the 1988 RJRN Form 10-K).

    10.20(b)   Amendment No. 2 to Supplemental Executive Retirement Plan, dated January 27, 1989 (incorporated by reference to Exhibit 10(m)(iii) to the 1988 RJRN Form 10-K).

    10.20(c)   Amendment to Supplemental Executive Retirement Plan, dated April 10, 1993 (incorporated by reference to Exhibit 10.15(c) to the Annual Report on Form 10-K for RJR Nabisco Holdings Corp. and RJR
               Nabisco, Inc. for the fiscal year ended December 31, 1993, file numbers 1-10215 and 1-6388, filed on
               February 24, 1994 (the "1993 RJRN Form 10-K")).

   EXHIBIT
     NO.
-------------
    10.21      Stock Option Plan for Directors and Key Employees of RJR Holdings Corp. and Subsidiaries, dated as of July 21, 1989 (incorporated by reference to Exhibit 10.71 to the Registration Statement on Form
               S-1 of RJR Holdings Corp., Registration No. 33-29401, filed on June 20, 1989, as amended (the "Form
               S-1, Registration No. 33-29401")).

    10.22      Form of Common Stock Subscription Agreement between RJR Holdings Corp. and the purchaser named therein (incorporated by reference to Exhibit A to Post-Effective Amendment No. 2, filed on August
               21, 1989, to the Form S-1 of RJR Holdings Corp., Registration No. 33-29401 (the "Post-Effective
               Amendment No. 2 to the Form S-1, Registration No. 33-29401")).

    10.23      Form of Non-Qualified Stock Option Agreement between RJR Holdings Corp. and the optionee named therein (incorporated by reference to Exhibit B to Post-Effective Amendment No. 2 to the Form S-1,
               Registration No. 33-29401).

    10.24      Amended and Restated RJR Nabisco Holdings Corp. 1990 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of RJR Nabisco Holdings Corp. and RJR
               Nabisco, Inc. for the fiscal quarter ended March 31, 1993, filed April 30, 1993 ("the March 1993
               RJRN Form 10-Q")).

    10.25      Form of Purchase Stock Agreement between RJR Nabisco Holdings Corp. and purchaser named therein
               (1991 Grant) (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of
               RJR Nabisco Holdings Corp., Registration No. 33-39791, filed on April 5, 1991 (the "Form S-8,
               Registration No. 33-39791").

    10.26      Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the senior executive optionee named therein (1991 Grant) (incorporated by reference to Exhibit 4.4(a) to Form
               S-8, Registration No. 33-39791).

    10.27      Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the executive or management optionee named therein (1991 Grant) (incorporated by reference to Exhibit 4.4(b) to Form
               S-8, Registration No. 33-39791).

    10.28      Non-Qualified Stock Option Agreement, dated December 31, 1993, between RJR Nabisco Holdings Corp.
               and Charles M. Harper (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form
               10-Q of RJR Nabisco Holdings Corp. and RJR Nabisco, Inc. for the fiscal quarter ended June 30, 1994, filed August 3, 1994).

    10.29      Non-Qualified Stock Option Agreement, dated December 31, 1994, between RJR Nabisco Holdings Corp.
               and Charles M. Harper (incorporated by reference to the Annual Report on Form 10-K of RJR Nabisco
               Holdings Corp. and RJR Nabisco, Inc. for the fiscal year ended December 31, 1994, file numbers
               1-10215 and 1-6388, filed on February 23, 1995 (the "1994 RJRN 10-K")).

    10.30      Form of Secured Promissory Note of purchaser named therein in favor of RJR Nabisco Holdings Corp.
               (1991 Grant) (incorporated by reference to Exhibit 4.5 to Form S-8, Registration No. 33-39791).

    10.30(a)   Form of Amendment and Exchange of Secured Promissory Note, dated July 1, 1993 (1991 Grant)
               (incorporated by reference to Exhibit 10.33(a) to the 1993 RJRN Form 10-K).

    10.31      Form of Purchase Stock Agreement between RJR Nabisco Holdings Corp. and the purchaser named therein
               (1992 Grant) (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of RJR
               Nabisco Holdings Corp., RJR Nabisco Holdings Group, Inc., RJR Nabisco Capital Corp. and RJR Nabisco,
               Inc. for the fiscal year ended December 31, 1991, File Nos. 1-10215, 1-10214, 1-10248 and 1-6388
               (the "1991 RJRN Form 10-K")).

    10.32      Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the senior executive optionee named therein (1992 Grant/cycle) (incorporated by reference to Exhibit 10.35 to the 1991 RJRN Form 10-K).

   EXHIBIT
     NO.
-------------
    10.33      Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the senior executive optionee named therein (1992 Grant/5-year) (incorporated by reference to Exhibit 10.36 to the 1991 RJRN Form 10-K).

    10.34      Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the executive or management optionee named therein (1992 Grant) (incorporated by reference to Exhibit 10.37 to the
               1991 RJRN Form 10-K).

    10.35      Form of Restated Non-Qualified Stock Option Agreement under the 1990 Long Term Incentive Plan, between RJR Nabisco Holdings Corp. and the optionee named therein (incorporated by reference to
               Exhibit 10.38 to the 1993 RJRN Form 10-K).

    10.36      Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the optionee name therein (1993 Grant) (incorporated by reference to Exhibit 10.39 to the Annual Report on Form
               10-K of RJR Nabisco Holdings Corp. and RJR Nabisco, Inc. for the fiscal year ended December 31,
               1992, File Nos. 1-10215 and 1-6388 (the "1992 RJRN Form 10-K")).

    10.37      Performance Share Program under RJR Nabisco Holdings Corp. 1990 Long Term Incentive Plan
               (incorporated by reference to Exhibit 10.40 to the 1992 RJRN Form 10-K).

    10.38      Form of Performance Share Agreement between RJR Nabisco Holdings Corp. and the grantee named therein
               (1993 Grant) (incorporated by reference to Exhibit 10.41 to the 1992 RJRN Form 10-K).

    10.39      Restricted Stock Program under the 1990 Long Term Incentive Plan (incorporated by reference to
               Exhibit 10.42 to the 1993 RJRN Form 10-K).

    10.40      Form of Restricted Stock Agreement under the 1990 Long Term Incentive Plan between RJR Nabisco
               Holdings Corp. and the grantee named therein (1993 Grant) (incorporated by reference to Exhibit 10.1 to the March 1993 RJRN Form 10-Q).

    10.41      Form of Executive Equity Program Agreement under the 1990 Long Term Incentive Plan, between RJR
               Nabisco Holdings Corp. and the grantee named therein (3 year) (incorporated by reference to Exhibit
               10.44 to the 1993 RJRN Form 10-K).

    10.41(a)   Form of Executive Equity Program Agreement under the 1990 Long Term Incentive Plan, between RJR
               Nabisco Holdings Corp. and the grantee named therein (4 year) (incorporated by reference to Exhibit
               10.45 to the 1993 RJRN Form 10-K).

    10.42      Form of Secured Promissory Note of purchaser named therein in favor of RJR Nabisco Holdings Corp.
               (1992 Grant) (incorporated by reference to Exhibit 10.38 to the 1991 RJRN Form 10-K).

    10.42(a)   Form of Amendment and Exchange of Secured Promissory Note, dated July 1, 1993 (1992 Grant)
               (incorporated by reference to Exhibit 10.47(a) to the 1993 RJRN Form 10-K).

    10.42(b)   Consulting Agreement, dated February 14, 1995, among RJR Nabisco Holdings Corp., Nabisco Holdings
               Corp. and Eugene R. Croisant (incorporated by reference to Exhibit 10.32 to the 1994 RJRN 10-K).

    10.43      Restated and Amended Stock Option Plan for Directors and Key Employees of RJR Nabisco Holdings Corp.
               dated as of October 4, 1994 (incorporated by reference to Exhibit 10.55 to the 1994 RJRN 10-K).

    10.43(a)   Performance Unit Program under RJR Nabisco Holdings Corp. 1990 Long Term Incentive Plan
               (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of RJR Nabisco
               Holdings Corp. and RJR Nabisco, Inc. for the fiscal quarter ended March 31, 1994 filed May 12, 1994
               (the "March 1994 RJRN Form 10-Q")).

    10.44      Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein
               (1994 Grant--1 Year Period) (incorporated by reference to Exhibit 10.4 to the March 1994 RJRN Form
               10-Q).

   EXHIBIT
     NO.
-------------
    10.45      Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein
               (1994 Grant--3 Year Period) (incorporated by reference to Exhibit 10.5 to the March 1994 RJRN Form
               10-Q).

    10.46      Amended and Restated Employment Agreement by and among Nabisco Holdings Corp., Nabisco, Inc., RJR
               Nabisco Holdings Corp., RJR Nabisco, Inc. and H. John Greeniaus, effective as of December 14, 1995
               (incorporated by reference to Exhibit 10.48 to the 1995 Nabisco Form 10-K).

    10.47      Amended and Restated Stock Option Plan for Directors of Nabisco Holdings Corp. and Subsidiaries,
               (dated as of September 15, 1996)(incorporated by reference to Exhibit 10.2 to the September 1996
               Nabisco Form 10-Q.)

    10.47(a)   Form of Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and the Director named therein (initial grant) (incorporated by reference to Exhibit 10.49(a) to the 1995 Nabisco Form
               10-K).

    10.47(b)   Form of Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and the Director named therein (annual grant) (incorporated by reference to Exhibit 10.49(b) to the 1995 Nabisco Form
               10-K).

   *11.        Nabisco Holdings Corp. Computation of Earnings Per Share for the year ended December 31, 1996.

   *12.        Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the year ended December 31,
               1996.

   *21.        Subsidiaries of the Registrants.

   *23.        Consent of Independent Auditors.

   *24.        Powers of Attorney.

   *27.1       Nabisco Holdings Corp. Financial Data Schedule.

   *27.2       Nabisco, Inc. Financial Data Schedule.

------------------------

*   Filed herewith.