Form 10-Q
period 1997-03-31
NABISCO HOLDINGS CORP; NABISCO INC
filed 1997-05-01
CIK 932130, 69526

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: MARCH 31, 1997:

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                               PAGE
                                                                                                             ---------

PART I--FINANCIAL INFORMATION
  Item 1.    Financial Statements
             Consolidated Condensed Statements of Income--Three Months Ended
               March 31, 1997 and 1996.....................................................................          1
             Consolidated Condensed Statements of Cash Flows--Three Months Ended March 31, 1997 and 1996...          2
             Consolidated Condensed Balance Sheets--March 31, 1997 and
               December 31, 1996...........................................................................          3
             Notes to Consolidated Condensed Financial Statements..........................................          4
  Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................................        5-7

PART II-- OTHER INFORMATION
  Item 4.    Submission of Matters to a Vote of Security Holders...........................................          8
  Item 6.    Exhibits and Reports on Form 8-K..............................................................          8
  Signatures...............................................................................................          9

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                                   THREE MONTHS             THREE MONTHS
                                                                                       ENDED                    ENDED
                                                                                  MARCH 31, 1997           MARCH 31, 1996
                                                                              -----------------------  -----------------------
                                                                               NABISCO                  NABISCO
                                                                               HOLDINGS     NABISCO     HOLDINGS     NABISCO
                                                                              ----------  -----------  ----------  -----------
NET SALES...................................................................  $    1,905   $   1,905   $    1,990   $   1,990
                                                                              ----------  -----------  ----------  -----------
Costs and expenses:
  Cost of products sold.....................................................       1,109       1,109        1,182       1,182
  Selling, advertising, administrative and general expenses.................         543         543          570         570
  Amortization of trademarks and goodwill...................................          57          57           57          57
                                                                              ----------  -----------  ----------  -----------
      OPERATING INCOME......................................................         196         196          181         181
Interest and debt expense...................................................         (81)        (81)         (84)        (84)
Other income (expense), net.................................................          (8)         (8)          (7)         (7)
                                                                              ----------  -----------  ----------  -----------
      Income before income taxes............................................         107         107           90          90
Provision for income taxes..................................................          43          43           37          37
                                                                              ----------  -----------  ----------  -----------
      NET INCOME............................................................  $       64   $      64   $       53   $      53
                                                                              ----------  -----------  ----------  -----------
                                                                              ----------  -----------  ----------  -----------
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE...........................  $      .24               $      .20
                                                                              ----------               ----------
                                                                              ----------               ----------
Dividends declared per common share.........................................  $     .155               $    .1375
                                                                              ----------               ----------
                                                                              ----------               ----------
Average number of common and common equivalent shares outstanding (in
  thousands)................................................................     268,606                  266,817
                                                                              ----------               ----------
                                                                              ----------               ----------

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                 THREE MONTHS              THREE MONTHS
                                                                                    ENDED                     ENDED
                                                                                MARCH 31, 1997            MARCH 31, 1996
                                                                           ------------------------  ------------------------
                                                                             NABISCO                   NABISCO
                                                                            HOLDINGS      NABISCO     HOLDINGS      NABISCO
                                                                           -----------  -----------  -----------  -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income.............................................................   $      64    $      64    $      53    $      53
  Adjustments to reconcile net income to net cash flows from operating activities:
      Depreciation of property, plant and equipment......................          70           70           64           64
      Amortization of intangibles........................................          57           57           57           57
      Deferred income tax provision......................................          21           21            3            3
      Changes in working capital items, net..............................        (380)        (380)        (231)        (231)
      Other, net.........................................................           2            2            2            2
                                                                                -----        -----        -----        -----
    Net cash flows (used in) operating activities........................        (166)        (166)         (52)         (52)
                                                                                -----        -----        -----        -----
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures...................................................         (61)         (61)        (100)        (100)
  Acquisition of businesses..............................................          --           --          (55)         (55)
  Other, net.............................................................           2            2            1            1
                                                                                -----        -----        -----        -----
    Net cash flows (used in) investing activities........................         (59)         (59)        (154)        (154)
                                                                                -----        -----        -----        -----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from the issuance of long-term debt.......................         207          207          156          156
  Repayments of long-term debt...........................................         (10)         (10)         (44)         (44)
  Increase (decrease) in notes payable...................................          47           47           97           97
  Dividends paid on common stock.........................................         (41)         (41)         (36)         (36)
                                                                                -----        -----        -----        -----
    Net cash flows from financing activities.............................         203          203          173          173
                                                                                -----        -----        -----        -----
Effect of exchange rate changes on cash and cash equivalents.............          (2)          (2)          (1)          (1)
                                                                                -----        -----        -----        -----
    Net change in cash and cash equivalents..............................         (24)         (24)         (34)         (34)
Cash and cash equivalents at beginning of period.........................          93           93          121          121
                                                                                -----        -----        -----        -----
Cash and cash equivalents at end of period...............................   $      69    $      69    $      87    $      87
                                                                                -----        -----        -----        -----
                                                                                -----        -----        -----        -----

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                           MARCH 31, 1997        DECEMBER 31, 1996
                                                                       ----------------------  ----------------------
                                                                         NABISCO                 NABISCO
                                                                        HOLDINGS     NABISCO    HOLDINGS     NABISCO
                                                                       -----------  ---------  -----------  ---------
ASSETS
Current assets:
  Cash and cash equivalents..........................................   $      69   $      69   $      93   $      93
  Accounts and notes receivable, net.................................         555         555         556         556
  Deferred income taxes..............................................          29          29          55          55
  Inventories........................................................         915         915         879         879
  Prepaid expenses...................................................          71          71          46          46
                                                                       -----------  ---------  -----------  ---------
      TOTAL CURRENT ASSETS...........................................       1,639       1,639       1,629       1,629
                                                                       -----------  ---------  -----------  ---------
Property, plant and equipment, net...................................       3,260       3,260       3,287       3,287
Trademarks, net......................................................       3,826       3,826       3,856       3,856
Goodwill, net........................................................       3,426       3,426       3,451       3,451
Other assets and deferred charges....................................          61          61          67          67
                                                                       -----------  ---------  -----------  ---------
                                                                        $  12,212   $  12,212   $  12,290   $  12,290
                                                                       -----------  ---------  -----------  ---------
                                                                       -----------  ---------  -----------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable......................................................   $     294   $     294   $     251   $     251
  Accounts payable and accrued liabilities...........................       1,322       1,312       1,582       1,572
  Current maturities of long-term debt...............................          27          27          24          24
  Income taxes accrued...............................................          65          65         112         112
                                                                       -----------  ---------  -----------  ---------
      TOTAL CURRENT LIABILITIES......................................       1,708       1,698       1,969       1,959
                                                                       -----------  ---------  -----------  ---------
Long-term debt (less current maturities).............................       4,407       4,407       4,213       4,213
Other noncurrent liabilities.........................................         703         703         708         708
Deferred income taxes................................................       1,310       1,310       1,316       1,316
Stockholders' equity:................................................
  Class A common stock (51,819,653 shares issued and outstanding at
    March 31, 1997)..................................................           1      --               1      --
  Class B common stock (213,250,000 shares issued and outstanding at
    March 31, 1997)..................................................           2      --               2      --
  Paid-in capital....................................................       4,087       4,141       4,087       4,141
  Retained earnings..................................................          66          23          43      --
  Cumulative translation adjustment..................................         (70)        (70)        (47)        (47)
  Notes receivable on common stock purchases.........................          (2)     --              (2)     --
                                                                       -----------  ---------  -----------  ---------
      TOTAL STOCKHOLDERS' EQUITY.....................................       4,084       4,094       4,084       4,094
                                                                       -----------  ---------  -----------  ---------
                                                                        $  12,212   $  12,212   $  12,290   $  12,290
                                                                       -----------  ---------  -----------  ---------
                                                                       -----------  ---------  -----------  ---------

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1--INTERIM REPORTING AND RESULTS OF OPERATIONS

    For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred.

    Certain prior year amounts have been reclassified to conform to the 1997 presentation.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which established new standards for computing and presenting net income per common share and replaced the standards previously found in Accounting Principles Board Opinion No. 15., Earnings Per Share. Nabisco Holdings will begin reporting net income per common share and net income per common share assuming dilution according to this new standard in the fourth quarter of 1997. For Nabisco Holdings, net income per common share amounts, for the first quarter of 1997 and all prior periods, computed under the new standard are equal to the net income per common share amounts reported under the previous standard.

RESTRUCTURING EXPENSE

    In 1996, Nabisco Holdings recorded a restructuring expense of $428 million ($300 million after tax), including cash expenditures of approximately $230 million, related to a program announced on June 24, 1996. The restructuring program, which was undertaken to streamline operations and improve profitability, will be substantially completed during 1997. After completion of the restructuring program, pre-tax savings are expected to be approximately $200 million annually.

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

    As of March 31, 1997, approximately $214 million of the restructuring accruals were utilized as follows: $110 million for severance and related benefits, $76 million for product line rationalizations, $22 million for contract terminations and $6 million for plant closures.

NOTE 2--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                                               MARCH 31,    DECEMBER 31,
                                                                                 1997           1996
                                                                              -----------  ---------------
Finished products...........................................................   $     555      $     536
Raw materials...............................................................         210            199
Other.......................................................................         150            144
                                                                                   -----          -----
                                                                               $     915      $     879
                                                                                   -----          -----
                                                                                   -----          -----

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of Nabisco Holdings' financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Condensed Financial Statements.

    The food business is conducted by operating subsidiaries of Nabisco Holdings. Nabisco's businesses in the United States are comprised of the Nabisco Biscuit Company and the U.S. Foods Group (collectively, the "Domestic Food Group"). The U.S. Foods Group is comprised of Specialty Products, LifeSavers, Planters, Tablespreads and Food Service Companies. Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" and together with Nabisco Ltd, the "International Food Group").

                             RESULTS OF OPERATIONS

    Summarized financial data for Nabisco Holdings is as follows:

                                                                                               THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                     ---------------------------------
                                                                                       1997       1996      % CHANGE
                                                                                     ---------  ---------  -----------
 (Dollars in Millions)

Net Sales:
 Biscuit...........................................................................  $     801  $     871         (8%)
 U.S. Foods Group..................................................................        527        563         (6%)
                                                                                     ---------  ---------
 Domestic Food Group...............................................................      1,328      1,434         (7%)
 International Food Group..........................................................        577        556          4%
                                                                                     ---------  ---------
 Total Nabisco Holdings............................................................  $   1,905  $   1,990         (4%)
                                                                                     ---------  ---------
                                                                                     ---------  ---------

Operating Company Contribution(1):
 Biscuit...........................................................................  $     134  $     125          7%
 U.S. Foods Group..................................................................         65         63          3%
                                                                                     ---------  ---------
 Domestic Food Group...............................................................        199        188          6%
 International Food Group..........................................................         54         50          8%
                                                                                     ---------  ---------
 Total Nabisco Holdings............................................................  $     253  $     238          6%
                                                                                     ---------  ---------
                                                                                     ---------  ---------
Operating Income:
 Domestic Food Group...............................................................  $     148  $     137          8%
 International Food Group..........................................................         48         44          9%
                                                                                     ---------  ---------
 Total Nabisco Holdings............................................................  $     196  $     181          8%
                                                                                     ---------  ---------
                                                                                     ---------  ---------

------------------------

(1) Operating income before amortization of trademarks and goodwill.

    Nabisco Holdings reported net sales of $1.91 billion in the first quarter of 1997, a decrease of 4% from the first quarter 1996 level of $1.99 billion, with the Domestic Food Group off 7% and the International Food Group up 4%. Within the Domestic Food Group, Nabisco Biscuit sales declined 8%, principally due to the impact of reorganizing the sales force and volume declines caused by three fewer selling days in the 1997 first quarter versus the 1996 first quarter. The U.S. Foods Group net sales decline of 6% was attributable to lower sales volume for tablespreads and condiments, partially offset by higher sales volume for nuts, candy and gum. The International Food Group's sales increase was primarily driven by the second half 1996 business acquisitions, principally Lucky in Taiwan and improved results in Argentina, Mexico and Iberia, mainly due to volume gains. Partially offsetting these gains were volume declines in Brazil, due to a change in trade practices which reduced distributor purchases, and South Africa.

    Nabisco Holdings' operating company contribution was $253 million in the first quarter of 1997, an increase of 6% from the first quarter 1996 level of $238 million, with the Domestic Food Group up 6% and the International Food Group up 8%. The Domestic Food Group's operating company contribution increase for the first quarter of 1997 was primarily due to improved operating results at Nabisco Biscuit, resulting largely from restructuring driven margin improvements. The U.S. Foods Group's increase in operating company contribution was primarily attributable to restructuring efficiencies. The International Food Group's increase in operating company contribution for the first quarter of 1997 was principally due to the Taiwan acquisition, the profit impact of increased sales volumes in Argentina, Mexico and Iberia, and productivity initiatives in Canada.

    Nabisco Holdings' operating income was $196 million in the first quarter of 1997, an increase of 8% from the first quarter of 1996 level of $181 million, as a result of the increase in operating company contribution discussed above.

RESTRUCTURING EXPENSE

    In 1996, Nabisco Holdings recorded a restructuring expense of $428 million ($300 million after tax), including cash expenditures of approximately $230 million, related to a program announced on June 24, 1996. The restructuring program, which was undertaken to streamline operations and improve profitability, will be substantially completed during 1997. After completion of the restructuring program, pre-tax savings are expected to be approximately $200 million annually. The restructuring program is discussed further in Note 1 to the Consolidated Condensed Financial Statements.

INTEREST AND DEBT EXPENSE

    Consolidated interest expense of $81 million in the first quarter of 1997 decreased 4% from the first quarter of 1996, primarily as a result of lower market interest rates.

NET INCOME

    Nabisco Holdings reported net income of $64 million in the first quarter of 1997, an increase of 21% when compared with net income of $53 million for the first quarter of 1996. This increase resulted primarily from higher operating income, and lower interest and debt expense as discussed above, and a lower effective income tax rate, 40.2% in 1997 compared with 41.1% in 1996.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which established new standards for computing and presenting net income per common share and replaced the standards previously found in Accounting Principles Board Opinion No. 15., Earnings Per Share. Nabisco Holdings will begin reporting net income per common share and net income per common share assuming dilution according to this new standard in the fourth quarter of 1997. For Nabisco Holdings, net income per common share amounts, for the first quarter of 1997 and all prior periods, computed under the new standard are equal to the net income per common share amounts reported under the previous standard.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows used in operating activities amounted to $166 million for the first quarter of 1997 compared to $52 million for the first quarter of 1996. The increase in net cash flows used in operating activities primarily reflects 1997 payments of $61 million related to restructuring and $19 million for higher income tax payments, partially offset by the 1997 increase in net income.

    Cash flows used in investing activities decreased $95 million in the first quarter of 1997 to $59 million from the first quarter of 1996, primarily because there was no spending for business acquisitions in 1997 compared to $55 million in 1996, and capital expenditures were lower by $39 million.

    Capital expenditures were $61 million in the first quarter of 1997. Management expects that the current level of capital expenditures planned for 1997 will be approximately $450 million, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations will be sufficient to support its planned capital expenditures in 1997.

    Cash flows from financing activities for the first quarter of 1997 increased $30 million to $203 million from the first quarter of 1996, principally from increased borrowings to pay for higher working capital requirements.

    The credit agreement, dated October 31, 1996, among Nabisco Holdings, Nabisco and various financial institutions, provides lending commitments of $1.5 billion for five years and permits the issuance of up to $300 million of irrevocable letters of credit. Availability is reduced by the aggregate amount of borrowings outstanding and letters of credit issued and by the amount of outstanding Nabisco commercial paper in excess of $1.5 billion. At March 31, 1997, the full $1.5 billion remained available.

    The commercial paper facility, dated October 31, 1996, among Nabisco Holdings, Nabisco and various financial institutions, provides a 364 day $1.5 billion credit facility primarily to support the issuance of commercial paper borrowings. Availability is reduced by an amount equal to the aggregate amount of outstanding Nabisco commercial paper. At March 31, 1997, approximately $1,297 million of commercial paper was outstanding. Accordingly, $203 million was available under the commercial paper facility. At the end of the 364 day period, any bank borrowing outstanding under the commercial paper facility is convertible into a three-year term loan at Nabisco's option.

    The Registrants believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    At March 31, 1997, Nabisco Holdings' total debt (notes payable and long-term debt, including current maturities) and total capital (total debt and total stockholders' equity) amounted to approximately $4.73 billion and $8.81 billion, respectively, of which total debt is higher by $240 million and total capital is higher by $240 million than their respective balances at December 31, 1996. Approximately $4.37 billion of this debt was issued by Nabisco, of which $59 million was secured debt. The $357 million balance was issued by various Nabisco subsidiaries. Nabisco Holdings' ratios of total debt to total stockholders' equity and total debt to total capital at March 31, 1997 were 1.16 to 1 and .54 to 1, respectively.

    Nabisco Holdings currently pays regular quarterly dividends on its common stock at an annual rate of $.62 per share. At that rate, the aggregate amount of dividends to be paid would be approximately $164 million during 1997.
                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements concerning, among other things, the level of future capital expenditures and the amount of future savings expected as a result of the 1996 restructuring program. These statements reflect management's current views with respect to future events and financial performance. These forward-looking statements are based on many assumptions and factors including competitive pricing for products, commodity prices, success of new product innovations and acquisitions, economic conditions in countries where Nabisco Holdings' subsidiaries do business, the effects of currency fluctuations and the effects of government regulation. Any changes in such assumptions or factors could produce significantly different results.

                                    PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The matters below were voted upon at the annual meeting of stockholders of Nabisco Holdings Corp. held on April 17, 1997. At the meeting, 39,219,808 shares of Class A Common Stock and 213,250,000 shares of Class B Common Stock were represented in person or by proxy. Class A Common Stock and Class B Common Stock are entitled to one (1) vote and ten (10) votes per share, respectively, and vote together as a single class.

    (a) Election of seven Directors.

        NAME            VOTES FOR     VOTES WITHHELD
--------------------  --------------  --------------
Herman Cain           2,172,372,165       83,112
John T. Chain, Jr.    2,172,403,422       51,855
Steven F. Goldstone   2,172,398,749       56,528
H. John Greeniaus     2,172,397,449       57,828
David B. Jenkins      2,172,400,953       54,324
Kay Koplovitz         2,172,372,364       82,913
John G. Medlin, Jr.   2,172,400,485       54,792

    (b) Ratification of appointment of Deloitte & Touche LLP as independent auditors.

For:                  2,171,897,229
Against:                 531,795
Abstain:                  26,253

    (c) Approval of Amendment and Restatement of the Nabisco Holdings Corp. 1994 Long-Term Incentive Plan.

For:                  2,155,499,522
Against:                12,757,354
Abstain:                 168,420

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

*11        Nabisco Holdings Corp. Computation of Earnings Per Share for the three months ended
           March 31, 1997 and 1996.
*12        Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1997.
*27.1      Nabisco Holdings Corp. Financial Data Schedule.
*27.2      Nabisco, Inc. Financial Data Schedule.

------------------------

*   Filed herewith.

    (b) Reports on Form 8-K

        None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NABISCO HOLDINGS CORP.
                                NABISCO, INC.
                                (Registrants)

Date: May 1, 1997                        /s/ ROBERT A. SCHIFFNER
                                ...........................................................................................
                                Robert A. Schiffner
                                Senior Vice President and Controller