Form 10-Q
period 1997-06-30
NABISCO HOLDINGS CORP; NABISCO INC
filed 1997-08-04
CIK 932130, 69526

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: JUNE 30, 1997:

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                               PAGE
                                                                                                             ---------

PART I--FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Condensed Statements of Income--Three Months Ended
               June 30, 1997 and 1996......................................................................          1

             Consolidated Condensed Statements of Income--Six Months Ended
               June 30, 1997 and 1996......................................................................          2

             Consolidated Condensed Statements of Cash Flows--Six Months Ended June 30, 1997 and 1996......          3

             Consolidated Condensed Balance Sheets--June 30, 1997 and
               December 31, 1996...........................................................................          4

             Notes to Consolidated Condensed Financial Statements..........................................          5

  Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................................          7

PART II-- OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K..............................................................         11

  Signatures...............................................................................................         12

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                             THREE MONTHS             THREE MONTHS
                                                                                 ENDED                    ENDED
                                                                             JUNE 30, 1997            JUNE 30, 1996
                                                                        -----------------------  -----------------------
                                                                         NABISCO                  NABISCO
                                                                         HOLDINGS     NABISCO     HOLDINGS     NABISCO
                                                                        ----------  -----------  ----------  -----------
NET SALES.............................................................  $    2,191  $    2,191   $    2,178  $    2,178
                                                                        ----------  -----------  ----------  -----------
Costs and expenses:
  Cost of products sold...............................................       1,239       1,239        1,271       1,271
  Selling, advertising, administrative and general expenses...........         632         632          617         617
  Amortization of trademarks and goodwill.............................          56          56           57          57
  Restructuring expense...............................................          --          --          428         428
                                                                        ----------  -----------  ----------  -----------
      OPERATING INCOME (LOSS).........................................         264         264         (195)       (195)
Interest and debt expense.............................................         (82)        (82)         (81)        (81)
Other income (expense), net...........................................          (8)         (8)          (8)         (8)
                                                                        ----------  -----------  ----------  -----------
      Income (loss) before income taxes...............................         174         174         (284)       (284)
Provision (benefit) for income taxes..................................          71          71          (68)        (68)
                                                                        ----------  -----------  ----------  -----------
      NET INCOME (LOSS)...............................................  $      103  $      103   $     (216) $     (216)
                                                                        ----------  -----------  ----------  -----------
                                                                        ----------  -----------  ----------  -----------
NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE..............  $      .38               $     (.81)
                                                                        ----------               ----------
                                                                        ----------               ----------
Dividends declared per common share...................................  $     .175               $     .155
                                                                        ----------               ----------
                                                                        ----------               ----------
Average number of common and common equivalent shares outstanding (in
  thousands)..........................................................     268,521                  265,048
                                                                        ----------               ----------
                                                                        ----------               ----------

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                              SIX MONTHS                SIX MONTHS
                                                                                ENDED                     ENDED
                                                                            JUNE 30, 1997             JUNE 30, 1996
                                                                       ------------------------  ------------------------
                                                                         NABISCO                   NABISCO
                                                                        HOLDINGS      NABISCO     HOLDINGS      NABISCO
                                                                       -----------  -----------  -----------  -----------
NET SALES............................................................   $   4,096    $   4,096    $   4,168    $   4,168
                                                                       -----------  -----------  -----------  -----------
Costs and expenses:
  Cost of products sold..............................................       2,348        2,348        2,453        2,453
  Selling, advertising, administrative and general expenses..........       1,175        1,175        1,187        1,187
  Amortization of trademarks and goodwill............................         113          113          114          114
  Restructuring expense..............................................          --           --          428          428
                                                                       -----------  -----------  -----------  -----------
      OPERATING INCOME (LOSS)........................................         460          460          (14)         (14)
Interest and debt expense............................................        (163)        (163)        (165)        (165)
Other income (expense), net..........................................         (16)         (16)         (15)         (15)
                                                                       -----------  -----------  -----------  -----------
      Income (loss) before income taxes..............................         281          281         (194)        (194)
Provision (benefit) for income taxes.................................         114          114          (31)         (31)
                                                                       -----------  -----------  -----------  -----------
      NET INCOME (LOSS)..............................................   $     167    $     167    $    (163)   $    (163)
                                                                       -----------  -----------  -----------  -----------
                                                                       -----------  -----------  -----------  -----------
NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE.............   $     .62                 $    (.62)
                                                                       -----------               -----------
                                                                       -----------               -----------
Dividends declared per common share..................................   $     .33                 $   .2925
                                                                       -----------               -----------
                                                                       -----------               -----------

Average number of common and common equivalent shares outstanding (in
  thousands).........................................................      268,563                   265,030
                                                                       -----------               -----------
                                                                       -----------               -----------

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                  SIX MONTHS                SIX MONTHS
                                                                                    ENDED                     ENDED
                                                                                JUNE 30, 1997             JUNE 30, 1996
                                                                           ------------------------  ------------------------
                                                                             NABISCO                   NABISCO
                                                                            HOLDINGS      NABISCO     HOLDINGS      NABISCO
                                                                           -----------  -----------  -----------  -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income.............................................................   $     167    $     167    $    (163)   $    (163)
  Adjustments to reconcile net income to net cash flows from operating activities:
      Depreciation of property, plant and equipment......................         140          140          130          130
      Amortization of intangibles........................................         113          113          114          114
      Deferred income tax provision (benefit)............................          25           25         (108)        (108)
      Restructuring expense, net of cash payments........................         (83)         (83)         418          418
      Changes in working capital items, net..............................        (335)        (335)        (248)        (248)
      Other, net.........................................................         (18)         (18)           3            3
                                                                                -----        -----        -----        -----
    Net cash flows from operating activities.............................           9            9          146          146
                                                                                -----        -----        -----        -----
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures...................................................        (143)        (143)        (216)        (216)
  Acquisition of businesses..............................................          --           --         (122)        (122)
  Proceeds from sale of businesses.......................................          50           50           --           --
  Other, net.............................................................          10           10            6            6
                                                                                -----        -----        -----        -----
    Net cash flows (used in) investing activities........................         (83)         (83)        (332)        (332)
                                                                                -----        -----        -----        -----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from the issuance of long-term debt.......................          88           88          172          172
  Repayments of long-term debt...........................................         (14)         (14)         (53)         (53)
  Increase (decrease) in notes payable...................................          67           67          116          116
  Dividends paid on common stock.........................................         (82)         (82)         (73)         (73)
                                                                                -----        -----        -----        -----
    Net cash flows from financing activities.............................          59           59          162          162
                                                                                -----        -----        -----        -----
Effect of exchange rate changes on cash and cash equivalents.............          (2)          (2)          (1)          (1)
                                                                                -----        -----        -----        -----
    Net change in cash and cash equivalents..............................         (17)         (17)         (25)         (25)
Cash and cash equivalents at beginning of period.........................          93           93          121          121
                                                                                -----        -----        -----        -----
Cash and cash equivalents at end of period...............................   $      76    $      76    $      96    $      96
                                                                                -----        -----        -----        -----
                                                                                -----        -----        -----        -----

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                           JUNE 30, 1997         DECEMBER 31, 1996
                                                                       ----------------------  ----------------------
                                                                         NABISCO                 NABISCO
                                                                        HOLDINGS     NABISCO    HOLDINGS     NABISCO
                                                                       -----------  ---------  -----------  ---------
ASSETS
Current assets:
  Cash and cash equivalents..........................................   $      76   $      76   $      93   $      93
  Accounts receivable, net...........................................         562         562         556         556
  Deferred income taxes..............................................          25          25          55          55
  Inventories........................................................         912         912         879         879
  Prepaid expenses...................................................          86          86          46          46
                                                                       -----------  ---------  -----------  ---------
      TOTAL CURRENT ASSETS...........................................       1,661       1,661       1,629       1,629
                                                                       -----------  ---------  -----------  ---------
Property, plant and equipment, net...................................       3,246       3,246       3,287       3,287
Trademarks, net......................................................       3,782       3,782       3,856       3,856
Goodwill, net........................................................       3,400       3,400       3,451       3,451
Other assets and deferred charges....................................          68          68          67          67
                                                                       -----------  ---------  -----------  ---------
                                                                        $  12,157   $  12,157   $  12,290   $  12,290
                                                                       -----------  ---------  -----------  ---------
                                                                       -----------  ---------  -----------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable......................................................   $     313   $     313   $     251   $     251
  Accounts payable and accrued liabilities...........................       1,287       1,277       1,582       1,572
  Current maturities of long-term debt...............................          25          25          24          24
  Income taxes accrued...............................................         116         116         112         112
                                                                       -----------  ---------  -----------  ---------
      TOTAL CURRENT LIABILITIES......................................       1,741       1,731       1,969       1,959
                                                                       -----------  ---------  -----------  ---------
Long-term debt (less current maturities).............................       4,283       4,283       4,213       4,213
Other noncurrent liabilities.........................................         696         696         708         708
Deferred income taxes................................................       1,307       1,307       1,316       1,316
Stockholders' equity:................................................
  Class A common stock (51,819,653 shares issued and outstanding at
    June 30, 1997)...................................................           1          --           1          --
  Class B common stock (213,250,000 shares issued and outstanding at
    June 30, 1997)...................................................           2          --           2          --
  Paid-in capital....................................................       4,087       4,141       4,087       4,141
  Retained earnings..................................................         123          80          43          --
  Cumulative translation adjustment..................................         (81)        (81)        (47)        (47)
  Notes receivable on common stock purchases.........................          (2)         --          (2)         --
                                                                       -----------  ---------  -----------  ---------
      TOTAL STOCKHOLDERS' EQUITY.....................................       4,130       4,140       4,084       4,094
                                                                       -----------  ---------  -----------  ---------
                                                                        $  12,157   $  12,157   $  12,290   $  12,290
                                                                       -----------  ---------  -----------  ---------
                                                                       -----------  ---------  -----------  ---------

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

    In management's opinion, the accompanying unaudited consolidated condensed financial statements (the "Consolidated Condensed Financial Statements") of Nabisco Holdings Corp. ("Nabisco Holdings") and Nabisco, Inc. ("Nabisco" and together with Nabisco Holdings, the "Registrants") contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Nabisco Holdings and Nabisco for the year ended December 31, 1996.

    In June 1997, Nabisco sold certain domestic regional brands for $50 million that resulted in a $32 million gain ($19 million after tax). In addition, non-recurring expenses of $31 million ($18 million after tax) were recognized which included a $14 million provision for an additional write-down of a business held for sale; $10 million expense for the reorganization of the U.S. Foods Group selling organization; and $7 million expense for International headquarters relocation. The net $1 million pre-tax gain from these items is included in selling, advertising, administrative and general expenses in the Consolidated Condensed Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which established new standards for computing and presenting net income per common share and replaced the standards previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Nabisco Holdings will begin reporting net income per common share and net income per common share assuming dilution according to this new standard in the fourth quarter of 1997. For Nabisco Holdings, net income per common share and net income per common share assuming dilution, for the first quarter of 1997 and all prior periods presented, computed under the new standard, are equal to the corresponding net income per common share amounts reported under the previous standard. Net income per common share and net income per common share assuming dilution for the second quarter and first six months of 1997 under the new standard would be one cent per common share higher than the corresponding amounts under the previous standard.

RESTRUCTURING EXPENSE

    In 1996, Nabisco Holdings recorded a restructuring expense of $428 million ($300 million after tax), including cash expenditures of approximately $230 million, related to a program announced on June 24, 1996. The restructuring program, which was undertaken to streamline operations and improve profitability, will be substantially completed by the end of 1997. After completion of the restructuring program, pre-tax savings are expected to be approximately $200 million annually.

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

    As of June 30, 1997, approximately $260 million of the restructuring accruals were utilized as follows: $146 million for severance and related benefits, $82 million for product line rationalizations, $26 million for contract terminations and $6 million for plant closures.

NOTE 2--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                                               JUNE 30,     DECEMBER 31,
                                                                                 1997           1996
                                                                              -----------  ---------------
Finished products...........................................................   $     554      $     536
Raw materials...............................................................         207            199
Other.......................................................................         151            144
                                                                                   -----          -----
                                                                               $     912      $     879
                                                                                   -----          -----
                                                                                   -----          -----

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

                             RESULTS OF OPERATIONS

    Summarized financial data for Nabisco Holdings is as follows:

                                                               THREE MONTHS                        SIX MONTHS
                                                              ENDED JUNE 30,                     ENDED JUNE 30,
                                                     ---------------------------------  ---------------------------------
                                                       1997       1996      % CHANGE      1997       1996      % CHANGE
                                                     ---------  ---------  -----------  ---------  ---------  -----------
(Dollars in Millions)

Net Sales:
 Biscuit...........................................  $     907  $     914         (1%)  $   1,708  $   1,785         (4%)
 U.S. Foods Group..................................        647        639          1%       1,174      1,202         (2%)
                                                     ---------  ---------               ---------  ---------
 Domestic Food Group...............................      1,554      1,553      --           2,882      2,987         (4%)
 International Food Group..........................        637        625          2%       1,214      1,181          3%
                                                     ---------  ---------               ---------  ---------
 Total Nabisco Holdings............................  $   2,191  $   2,178          1%   $   4,096  $   4,168         (2%)
                                                     ---------  ---------               ---------  ---------
                                                     ---------  ---------               ---------  ---------

Operating Company Contribution (1):
 Biscuit (2).......................................  $     183  $     146         25%   $     317  $     271         17%
 U.S. Foods Group (3)..............................         93         81         15%         158        144         10%
                                                     ---------  ---------               ---------  ---------
 Domestic Food Group...............................        276        227         22%         475        415         14%
 International Food Group (4)......................         44         63        (30%)         98        113        (13%)
                                                     ---------  ---------               ---------  ---------
 Total Nabisco Holdings............................  $     320  $     290         10%   $     573  $     528          9%
                                                     ---------  ---------               ---------  ---------
                                                     ---------  ---------               ---------  ---------
Operating Income (Loss) (5):
 Domestic Food Group...............................  $     226  $    (177)              $     374  $     (40)
 International Food Group..........................         38        (18)                     86         26
                                                     ---------  ---------               ---------  ---------
 Total Nabisco Holdings............................  $     264  $    (195)              $     460  $     (14)
                                                     ---------  ---------               ---------  ---------
                                                     ---------  ---------               ---------  ---------

------------------------

(1) Operating income (loss) before amortization of trademarks and goodwill and exclusive of restructuring expense.

(2) Each 1996 period includes $4 million of restructuring related expenses associated with the June 1996 restructuring program.

(3) Each 1996 period includes $6 million of restructuring related expenses associated with the June 1996 restructuring program. Each 1997 period includes a net $8 million gain.

(4) Each 1997 period includes $7 million of non-recurring expense.

(5) Each 1996 period includes the June restructuring expense of $428 million, consisting of $353 million for the Domestic Food Group and $75 million for the International Food Group.

    Nabisco Holdings reported net sales of $2.19 billion in the second quarter of 1997, an increase of 1% from the second quarter 1996 level of $2.18 billion and $4.10 billion in the first six months of 1997, a decrease of 2% from the first six months of 1996 level of $4.17 billion. The Domestic Food Group reported that sales were flat for the second quarter and 4% lower for the first six months, while the International Food Group's sales increased 2% and 3%, respectively. Within the Domestic Food Group, Nabisco Biscuit net sales declined 1% in the second quarter and 4% in the first six months versus the prior year, primarily due to volume declines in SnackWell's and breakfast snacks, which more than offset volume increases in core cookie and cracker brands. The U.S. Foods Group's net sales increased 1% in the second quarter primarily due to higher volume for nuts, candy and gum which was partially offset by lower sales volume for tablespreads and condiments. The 2% decline in net sales for the first six months of 1997 was primarily due to lower sales volume for tablespreads and condiments, partially offset by higher sales volume for nuts, candy and gum. The International Food Group's net sales increases for the second quarter and first six months were primarily driven by the second half 1996 business acquisitions, principally Lucky in Taiwan and Fontaneda in Spain, and improved results in Mexico, China and Venezuela. Partially offsetting these gains were volume declines in Brazil, resulting from aggressive competitive activity in the biscuit and milk categories, and Argentina.

    Nabisco Holdings' operating company contribution was $320 million in the second quarter of 1997, an increase of 10% from the second quarter 1996 level of $290 million, and $573 million in the first six months of 1997, an increase of 9% versus the $528 million generated in the first six months of 1996. The Domestic Food Group's operating company contribution increased 22% and 14% versus the second quarter and first six months of last year respectively, while the International Food Group's operating company contribution decreased 30% and 13%, respectively. Operating company contribution for the second quarter and first six months of 1996 includes $10 million of restructuring related expense in the Domestic Food Group (Nabisco Biscuit $4 million and U.S. Foods Group $6 million) associated with implementation of the June 1996 restructuring program. Operating company contribution for the second quarter and first six months of 1997 includes a $32 million gain from the sale of certain U.S. Foods Group regional brands and non-recurring expenses of $31 million. The non-recurring expenses for the U.S. Foods Group totalled $24 million consisting of a $14 million provision for the additional write-down of a business held for sale and $10 million of expense for the reorganization of its selling organization. The International Food Group results include a $7 million non-recurring expense to relocate its headquarters from New York City to New Jersey. Excluding the 1997 non-recurring items and the 1996 restructuring related expenses, Nabisco Holdings' and the Domestic Food Group's respective operating company contributions were $319 million and $268 million in the second quarter of 1997 versus $300 million and $237 million in the second quarter of 1996, an increase of 6% and 13%, respectively. For the first six months of 1997, Nabisco Holdings and the Domestic Food Group generated operating company contribution of $572 million and $467 million respectively versus $538 million and $425 million in the first six months of 1996, an increase of 6% and 10%, respectively. Excluding the impact of the 1997 non-recurring expense, the International Food Group's decrease in operating company contribution for the second quarter and first six months of 1997 was 19% and 7%, respectively.

    Excluding the $4 million impact of the 1996 restructuring related expenses, the operating company contribution for Nabisco Biscuit increased $33 million, or 22%, for the second quarter of 1997 and increased $42 million, or 15%, for the first six months of 1997. These increases resulted largely from restructuring driven margin improvements and on-going productivity initiatives. Excluding the 1997 non-recurring items and the 1996 restructuring related expense, the U.S. Foods Group's operating company contribution decreased $2 million for the second quarter of 1997 and was even with last year's level for the first six months of 1997. The quarter's decline was primarily due to reduced sales of higher margin condiment products, while the first six months' profit level was maintained due to restructuring efficiencies and lower consumer promotion expense. Excluding the impact of the 1997 non-recurring expense, the International Food Group's decline in operating company contribution for the second quarter and first six months of 1997 was principally due to lower earnings in Latin America, most notably Brazil, due to lower sales, and Argentina, due to lower sales and increased marketing expenses. Higher expansion costs in China and Indonesia also affected International Food Group's results unfavorably.

    Nabisco Holdings' operating loss in the second quarter and first six months of 1996 includes $428 million of restructuring expense. Excluding the June 1996 restructuring expense and an additional $10 million of related restructuring implementation expenses incurred in the 1996 second quarter and the 1997 non-recurring items, operating income was $263 million for the second quarter of 1997 and $459 million for the first six months of 1997, compared to the respective 1996 amounts of $243 million and $424 million, an increase of 8% over each comparable 1996 period. The increase in operating income for both periods reflects higher operating company contribution.

RESTRUCTURING EXPENSE

    In 1996, Nabisco Holdings recorded a restructuring expense of $428 million ($300 million after tax), including cash expenditures of approximately $230 million, related to a program announced on June 24, 1996. The restructuring program, which was undertaken to streamline operations and improve profitability, will be substantially completed by the end of 1997. After completion of the restructuring program, pre-tax savings are expected to be approximately $200 million annually. The restructuring program is discussed further in Note 1 to the Consolidated Condensed Financial Statements.

INTEREST AND DEBT EXPENSE

    Consolidated interest expense and debt expense of $82 million in the second quarter of 1997 increased $1 million, or 1%, from the same 1996 period primarily as a result of lower capitalized interest in 1997. The $163 million expense for the first six months of 1997 decreased $2 million, or 1%, from the same 1996 period primarily as a result of lower borrowing levels.

NET INCOME (LOSS)

    Nabisco Holdings' net loss for the second quarter and first six months of 1996 include after tax restructuring and restructuring related expenses of $306 million related to the June 1996 restructuring program. Excluding the effects of this program and the 1997 net gain of $1 million, second quarter 1997 net income of $102 million was 13% higher than the 1996 second quarter level of $90 million, and net income of $166 million in the first six months of 1997 increased 16% from the 1996 first six months level of $143 million, reflecting improved operating income.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which established new standards for computing and presenting net income per common share and replaced the standards previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Nabisco Holdings will begin reporting net income per common share and net income per common share assuming dilution according to this new standard in the fourth quarter of 1997. For Nabisco Holdings, net income per common share and net income per common share assuming dilution, for the first quarter of 1997 and all prior periods presented, computed under the new standard, are equal to the corresponding net income per common share amounts reported under the previous standard. Net income per common share and net income per common share assuming dilution for the second quarter and first six months of 1997 under the new standard would be one cent per common share higher than the corresponding amounts under the previous standard.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows from operating activities amounted to $9 million for the first six months of 1997 compared to $146 million for the first six months of 1996. The decrease in net cash flows from operating activities primarily reflects higher 1997 payments related to the restructuring program of $104 million and higher working capital requirements, partially offset by the 1997 increase in net income.

    Cash flows used in investing activities for the first six months of 1997 decreased $249 million to $83 million from the first six months of 1996, primarily because there was no spending on business acquisitions in 1997, in contrast to the $122 million spent in 1996, a decrease in capital expenditures from 1996 to 1997 of $73 million and the collection in 1997 of $50 million of proceeds from the sale of certain regional brands.

    Capital expenditures were $143 million in the first six months of 1997. Management expects that the current level of capital expenditures planned for 1997 will be approximately $450 million, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations will be sufficient to support its planned capital expenditures in 1997.

    Cash flows from financing activities for the first six months of 1997 decreased $103 million to $59 million from the first six months of 1996, principally due to reduced net borrowings resulting from a decrease in investing activities.

    The credit agreement, dated October 31, 1996, among Nabisco Holdings, Nabisco and various financial institutions, provides lending commitments of $1.5 billion for five years and permits the issuance of up to $300 million of irrevocable letters of credit. Availability is reduced by the aggregate amount of borrowings outstanding and letters of credit issued and by the amount of outstanding Nabisco commercial paper in excess of $1.5 billion. At June 30, 1997, the full $1.5 billion remained available.

    The commercial paper facility, dated October 31, 1996, among Nabisco Holdings, Nabisco and various financial institutions, provides a 364 day $1.5 billion credit facility primarily to support the issuance of commercial paper borrowings. Availability is reduced by an amount equal to the aggregate amount of outstanding Nabisco commercial paper. At June 30, 1997, approximately $1.155 billion of commercial paper was outstanding. Accordingly, $345 million was available under the commercial paper facility. At the end of the 364 day period, any bank borrowing outstanding under the commercial paper facility is convertible into a three-year term loan at Nabisco's option.

    The Registrants believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    At June 30, 1997, Nabisco Holdings' total debt (notes payable and long-term debt, including current maturities) and total capital (total debt and total stockholders' equity) amounted to approximately $4.62 billion and $8.75 billion, respectively, of which total debt is higher by $133 million and total capital is higher by $179 million than their respective balances at December 31, 1996. Approximately $4.25 billion of this debt was issued by Nabisco, of which $58 million was secured debt. The $373 million balance was issued by various Nabisco subsidiaries. Nabisco Holdings' ratios of total debt to total stockholders' equity and total debt to total capital at June 30, 1997 were 1.12 to 1 and .53 to 1, respectively.

    On June 5, 1997, Nabisco Holdings announced a 13% increase in its quarterly dividend to an annual rate of $.70 per share from $.62 per share. At that rate, the aggregate amount of dividends to be paid would be approximately $175 million during 1997.

                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements concerning, among other things, the level and sufficiency of funding for capital expenditures, the adequacy of cash flows from operations to fund such expenditures and the amount of future savings expected as a result of the 1996 restructuring program. These statements reflect management's current views with respect to future events and financial performance. These forward-looking statements are based on many assumptions and factors including competitive pricing for products, commodity prices, success of new product innovations and acquisitions, economic conditions in countries where Nabisco Holdings' subsidiaries do business, the effects of currency fluctuations and the effects of government regulation. Any changes in such assumptions or factors could produce significantly different results.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

*10.1      Nabisco Holdings Corp. 1994 Long Term Incentive Plan, as amended and restated
           effective April 17, 1997.

*10.2      Form of Non-Qualified Stock Option Agreement between Nabisco Holdings Corp.
           and the Director named therein dated as of April 17, 1997.

*11        Nabisco Holdings Corp. Computation of Earnings Per Share for the three months and six months ended June 30, 1997 and 1996.

*12        Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the six
           months ended June 30, 1997.

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

                                NABISCO HOLDINGS CORP.
                                NABISCO, INC.
                                (Registrants)

Date: August 1, 1997                       /s/ JAMES E. HEALEY
                                ...........................................................................................
                                James E. Healey
                                Executive Vice President and
                                Chief Financial Officer

                                         /s/ ROBERT A. SCHIFFNER
                                ...........................................................................................
                                Robert A. Schiffner
                                Senior Vice President and Controller