Form 10-Q
period 1997-09-30
NABISCO HOLDINGS CORP; NABISCO INC
filed 1997-10-31
CIK 932130, 69526

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 31, 1997
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
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

                                 7 CAMPUS DRIVE
                          PARSIPPANY, NEW JERSEY 07054
                                 (973) 682-5000
    (Address, including zip code, and telephone number, including area code, of the principal executive offices of Nabisco Holdings Corp. and Nabisco, Inc.)

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: SEPTEMBER 30, 1997:

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                               PAGE
                                                                                                             ---------

PART I--FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Condensed Statements of Income--Three Months Ended
               September 30, 1997 and 1996.................................................................          1

             Consolidated Condensed Statements of Income--Nine Months Ended
               September 30, 1997 and 1996.................................................................          2

             Consolidated Condensed Statements of Cash Flows--Nine Months Ended September 30, 1997 and
               1996........................................................................................          3

             Consolidated Condensed Balance Sheets--September 30, 1997 and
               December 31, 1996...........................................................................          4

             Notes to Consolidated Condensed Financial Statements..........................................          5

  Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................................          7

PART II-- OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K..............................................................         11

  Signatures...............................................................................................         12

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                          SEPTEMBER 30, 1997       SEPTEMBER 30, 1996
                                                                        -----------------------  -----------------------
                                                                         NABISCO                  NABISCO
                                                                         HOLDINGS     NABISCO     HOLDINGS     NABISCO
                                                                        ----------  -----------  ----------  -----------
NET SALES.............................................................  $    2,203   $   2,203   $    2,238   $   2,238
                                                                        ----------  -----------  ----------  -----------
Costs and expenses:
  Cost of products sold...............................................       1,249       1,249        1,332       1,332
  Selling, advertising, administrative and general expenses...........         653         653          642         642
  Amortization of trademarks and goodwill.............................          57          57           56          56
                                                                        ----------  -----------  ----------  -----------
      OPERATING INCOME................................................         244         244          208         208
Interest and debt expense.............................................         (82)        (82)         (83)        (83)
Other income (expense), net...........................................          (7)         (7)          (7)         (7)
                                                                        ----------  -----------  ----------  -----------
      Income before income taxes......................................         155         155          118         118
Provision for income taxes............................................          63          63           48          48
                                                                        ----------  -----------  ----------  -----------
      NET INCOME......................................................  $       92   $      92   $       70   $      70
                                                                        ----------  -----------  ----------  -----------
                                                                        ----------  -----------  ----------  -----------
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE.....................  $      .34               $      .26
                                                                        ----------               ----------
                                                                        ----------               ----------
Dividends declared per common share...................................  $     .175               $     .155
                                                                        ----------               ----------
                                                                        ----------               ----------
Average number of common and common equivalent shares outstanding (in
  thousands)..........................................................     268,957                  266,799
                                                                        ----------               ----------
                                                                        ----------               ----------

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                          NINE MONTHS ENDED         NINE MONTHS ENDED
                                                                          SEPTEMBER 30, 1997        SEPTEMBER 30, 1996
                                                                       ------------------------  ------------------------
                                                                         NABISCO                   NABISCO
                                                                        HOLDINGS      NABISCO     HOLDINGS      NABISCO
                                                                       -----------  -----------  -----------  -----------
NET SALES............................................................   $   6,299    $   6,299    $   6,406    $   6,406
                                                                       -----------  -----------  -----------  -----------
Costs and expenses:
  Cost of products sold..............................................       3,597        3,597        3,785        3,785
  Selling, advertising, administrative and general expenses..........       1,828        1,828        1,829        1,829
  Amortization of trademarks and goodwill............................         170          170          170          170
  Restructuring expense..............................................          --           --          428          428
                                                                       -----------  -----------  -----------  -----------
      OPERATING INCOME...............................................         704          704          194          194
Interest and debt expense............................................        (245)        (245)        (248)        (248)
Other income (expense), net..........................................         (23)         (23)         (22)         (22)
                                                                       -----------  -----------  -----------  -----------
      Income (loss) before income taxes..............................         436          436          (76)         (76)
Provision for income taxes...........................................         177          177           17           17
                                                                       -----------  -----------  -----------  -----------
      NET INCOME (LOSS)..............................................   $     259    $     259    $     (93)   $     (93)
                                                                       -----------  -----------  -----------  -----------
                                                                       -----------  -----------  -----------  -----------
NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE.............   $     .96                 $    (.35)
                                                                       -----------               -----------
                                                                       -----------               -----------
Dividends declared per common share..................................   $    .505                 $   .4475
                                                                       -----------               -----------
                                                                       -----------               -----------

Average number of common and common equivalent shares outstanding (in
  thousands).........................................................      268,695                   265,038
                                                                       -----------               -----------
                                                                       -----------               -----------

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                       NINE MONTHS ENDED         NINE MONTHS ENDED
                                                                       SEPTEMBER 30, 1997        SEPTEMBER 30, 1996
                                                                    ------------------------  ------------------------
                                                                      NABISCO                   NABISCO
                                                                     HOLDINGS      NABISCO     HOLDINGS      NABISCO
                                                                    -----------  -----------  -----------  -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss)...............................................   $     259    $     259    $     (93)   $     (93)
  Adjustments to reconcile net income to net cash flows from operating activities:
      Depreciation of property, plant and equipment...............         209          209          196          196
      Amortization of intangibles.................................         170          170          170          170
      Deferred income tax provision (benefit).....................          19           19         (108)        (108)
      Restructuring expense, net of cash payments.................        (107)        (107)         392          392
      Changes in working capital items, net.......................        (355)        (355)        (305)        (305)
      Other, net..................................................         (36)         (36)          28           28
                                                                         -----        -----        -----        -----
    Net cash flows from operating activities......................         159          159          280          280
                                                                         -----        -----        -----        -----
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures............................................        (233)        (233)        (306)        (306)
  Acquisition of businesses.......................................          --           --         (174)        (174)
  Proceeds from sale of businesses................................          50           50           --           --
  Other, net......................................................          15           15           10           10
                                                                         -----        -----        -----        -----
    Net cash flows (used in) investing activities.................        (168)        (168)        (470)        (470)
                                                                         -----        -----        -----        -----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from the issuance of long-term debt................         242          242          155          155
  Repayments of long-term debt....................................        (111)        (111)         (62)         (62)
  Increase in notes payable.......................................          19           19          172          172
  Dividends paid on common stock..................................        (129)        (129)        (114)        (114)
                                                                         -----        -----        -----        -----
    Net cash flows from financing activities......................          21           21          151          151
                                                                         -----        -----        -----        -----
Effect of exchange rate changes on cash and cash equivalents......          (3)          (3)          (1)          (1)
                                                                         -----        -----        -----        -----
    Net change in cash and cash equivalents.......................           9            9          (40)         (40)
Cash and cash equivalents at beginning of period..................          93           93          121          121
                                                                         -----        -----        -----        -----
Cash and cash equivalents at end of period........................   $     102    $     102    $      81    $      81
                                                                         -----        -----        -----        -----
                                                                         -----        -----        -----        -----

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                         SEPTEMBER 30, 1997      DECEMBER 31, 1996
                                                                       ----------------------  ----------------------
                                                                         NABISCO                 NABISCO
                                                                        HOLDINGS     NABISCO    HOLDINGS     NABISCO
                                                                       -----------  ---------  -----------  ---------
ASSETS
Current assets:
  Cash and cash equivalents..........................................   $     102   $     102   $      93   $      93
  Accounts receivable, net...........................................         547         547         556         556
  Deferred income taxes..............................................          15          15          55          55
  Inventories........................................................         956         956         879         879
  Prepaid expenses...................................................          76          76          46          46
                                                                       -----------  ---------  -----------  ---------
      TOTAL CURRENT ASSETS...........................................       1,696       1,696       1,629       1,629
                                                                       -----------  ---------  -----------  ---------
Property, plant and equipment, net...................................       3,261       3,261       3,287       3,287
Trademarks, net......................................................       3,753       3,753       3,856       3,856
Goodwill, net........................................................       3,371       3,371       3,451       3,451
Other assets and deferred charges....................................          72          72          67          67
                                                                       -----------  ---------  -----------  ---------
                                                                        $  12,153   $  12,153   $  12,290   $  12,290
                                                                       -----------  ---------  -----------  ---------
                                                                       -----------  ---------  -----------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable......................................................   $     263   $     263   $     251   $     251
  Accounts payable and accrued liabilities...........................       1,276       1,266       1,582       1,572
  Current maturities of long-term debt...............................          22          22          24          24
  Income taxes accrued...............................................         106         106         112         112
                                                                       -----------  ---------  -----------  ---------
      TOTAL CURRENT LIABILITIES......................................       1,667       1,657       1,969       1,959
                                                                       -----------  ---------  -----------  ---------
Long-term debt (less current maturities).............................       4,344       4,344       4,213       4,213
Other noncurrent liabilities.........................................         688         688         708         708
Deferred income taxes................................................       1,288       1,288       1,316       1,316
Stockholders' equity:................................................
  Class A common stock (51,819,653 shares issued and outstanding at
    September 30, 1997)..............................................           1          --           1          --
  Class B common stock (213,250,000 shares issued and outstanding at
    September 30, 1997)..............................................           2          --           2          --
  Paid-in capital....................................................       4,087       4,141       4,087       4,141
  Retained earnings..................................................         168         125          43          --
  Cumulative translation adjustment..................................         (90)        (90)        (47)        (47)
  Notes receivable on common stock purchases.........................          (2)         --          (2)         --
                                                                       -----------  ---------  -----------  ---------
      TOTAL STOCKHOLDERS' EQUITY.....................................       4,166       4,176       4,084       4,094
                                                                       -----------  ---------  -----------  ---------
                                                                        $  12,153   $  12,153   $  12,290   $  12,290
                                                                       -----------  ---------  -----------  ---------
                                                                       -----------  ---------  -----------  ---------

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

NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which established new standards for computing and presenting net income per common share and replaced the standards previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Nabisco Holdings will begin reporting net income per common share and net income per common share assuming dilution according to this new standard in the fourth quarter of 1997. For Nabisco Holdings, net income per common share and net income per common share assuming dilution, for the first quarter of 1997 and all prior periods presented, computed under the new standard, are equal to the corresponding net income per common share amounts reported under the previous standard. Net income per common share is one cent per common share higher under the new standard than the corresponding amounts under the previous standard for the second and third quarters of 1997 and the first six months of 1997, and two cents per common share higher for the first nine months of 1997. Net income per common share assuming dilution is one cent per common share higher under the new standard than the corresponding amounts under the previous standard for the second quarter of 1997, the first six and nine months of 1997, and the same for the third quarter of 1997.

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

    The major components of the $428 million restructuring expense are domestic and international severance and related benefits associated with workforce reductions totaling approximately 6,000 employees (approximately $194 million), estimated losses from disposals of equipment and packaging materials related to product line rationalizations which will eliminate production of more than 300 SKU's (stock keeping units) of slow-moving products (approximately $116 million), estimated loss to write-down the carrying value of several non-strategic product lines prior to sale (approximately $51 million), estimated costs to terminate manufacturing supply and distribution contracts (approximately $45 million) and estimated losses from disposals of property related to international plant closures and domestic and international facility reorganizations (approximately $22 million).

    As of September 30, 1997, approximately $315 million of the restructuring accruals were utilized as follows: $170 million for severance and related benefits, $110 million for product line rationalizations, $27 million for contract terminations and $8 million for plant closures.

NOTE 2--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1997             1996
                                                                          ---------------  ---------------
Finished products.......................................................     $     602        $     536
Raw materials...........................................................           193              199
Other...................................................................           161              144
                                                                                 -----            -----
                                                                             $     956        $     879
                                                                                 -----            -----
                                                                                 -----            -----

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

                             RESULTS OF OPERATIONS

    Summarized financial data for Nabisco Holdings is as follows:

                                                               THREE MONTHS                        NINE MONTHS
                                                            ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                     ---------------------------------  ---------------------------------
                                                       1997       1996      % CHANGE      1997       1996      % CHANGE
                                                     ---------  ---------  -----------  ---------  ---------  -----------
(Dollars in Millions)

Net Sales:
 Biscuit...........................................  $     920  $     961         (4%)  $   2,628  $   2,746         (4%)
 U.S. Foods Group..................................        623        617          1%       1,797      1,819         (1%)
                                                     ---------  ---------               ---------  ---------
 Domestic Food Group...............................      1,543      1,578         (2%)      4,425      4,565         (3%)
 International Food Group..........................        660        660          --       1,874      1,841          2%
                                                     ---------  ---------               ---------  ---------
 Total Nabisco Holdings............................  $   2,203  $   2,238         (2%)  $   6,299  $   6,406         (2%)
                                                     ---------  ---------               ---------  ---------
                                                     ---------  ---------               ---------  ---------

Operating Company Contribution (1):
 Biscuit (2).......................................  $     172  $     141         22%   $     489  $     412         19%
 U.S. Foods Group (3)..............................         71         67          6%         229        211          9%
                                                     ---------  ---------               ---------  ---------
 Domestic Food Group...............................        243        208         17%         718        623         15%
 International Food Group (4)......................         58         56          4%         156        169         (8%)
                                                     ---------  ---------               ---------  ---------
 Total Nabisco Holdings............................  $     301  $     264         14%   $     874  $     792         10%
                                                     ---------  ---------               ---------  ---------
                                                     ---------  ---------               ---------  ---------
Operating Income (5):
 Domestic Food Group...............................  $     192  $     158         22%   $     566  $     118        380%
 International Food Group..........................         52         50          4%         138         76         82%
                                                     ---------  ---------               ---------  ---------
 Total Nabisco Holdings............................  $     244  $     208         17%   $     704  $     194        263%
                                                     ---------  ---------               ---------  ---------
                                                     ---------  ---------               ---------  ---------

------------------------

(1) Operating income before amortization of trademarks and goodwill and exclusive of restructuring expense.

(2) Includes $11 million and $15 million, respectively, of restructuring related expenses associated with the June 1996 restructuring program for the three and ninth months ended September 30, 1996.

(3) Includes $5 million and $11 million, respectively, of restructuring related expenses associated with the June 1996 restructuring program for the three and nine months ended September 30, 1996. The nine months ended September 30, 1997 includes a $32 million gain and non-recurring expenses of $24 million.

(4) Each 1996 period includes $1 million of restructuring related expenses associated with the June 1996 restructuring program. The nine months ended September 30, 1997 include $7 million of non-recurring expense.

(5) The nine months ended September 30, 1996 include the June restructuring expense of $428 million, consisting of $353 million for the Domestic Food Group and $75 million for the International Food Group.

    Nabisco Holdings reported net sales of $2.20 billion in the third quarter of 1997, a decrease of 2% from the third quarter 1996 level of $2.24 billion, and $6.30 billion in the first nine months of 1997, a decrease of 2% from the first nine months 1996 level of $6.41 billion. The Domestic Food Group's net sales were 2% lower in the third quarter and 3% lower for the first nine months, while the International Food Group's sales were flat in the third quarter and 2% higher for the first nine months of 1997. Within the Domestic Food Group, Nabisco Biscuit net sales declined 4% in the third quarter and 4% in the first nine months versus the prior year, primarily due to volume declines in SnackWell's and breakfast snacks, which more than offset volume increases in core cookie and cracker brands. The U.S. Foods Group's net sales increased 1% in the third quarter primarily due to higher volume for nuts and gum, which was partially offset by lower sales volume for tablespreads and certain other products and the impact from the sale of certain domestic regional brands in the second quarter of 1997. The 1% decline in net sales for the first nine months of 1997 was primarily due to lower sales volume for tablespreads and condiments, partially offset by higher sales volume for nuts, candy and gum. The International Food Group's net sales increase for the first nine months was primarily driven by second half 1996 business acquisitions, principally Lucky in Taiwan and Fontaneda in Spain, and improved results in Mexico and China. Partially offsetting these items were volume declines in Brazil, resulting from aggressive competitive activity in the biscuit and milk categories, and Argentina, due to a competitive biscuit market.

    Nabisco Holdings' operating company contribution was $301 million in the third quarter of 1997, an increase of 14% from the third quarter 1996 level of $264 million, and $874 million in the first nine months of 1997, an increase of 10% versus the $792 million generated in the first nine months of 1996. The Domestic Food Group's operating company contribution increased 17% and 15% versus the third quarter and first nine months of last year, respectively, while the International Food Group's operating company contribution increased 4% and decreased 8%, respectively. Operating company contribution for the third quarter and first nine months of 1996 includes $16 million and $26 million of restructuring related expenses in the Domestic Food Group (Nabisco Biscuit $11 million and $15 million and U.S. Foods Group $5 million and $11 million) associated with implementation of the June 1996 restructuring program. Operating company contribution for the first nine months of 1997 includes a $32 million gain from the sale of certain U.S. Foods Group regional brands and non-recurring expenses of $31 million. The non-recurring expenses for the U.S. Foods Group totalled $24 million consisting of a $14 million provision for the additional write-down of a business held for sale and $10 million of expense for the reorganization of its selling organization. The International Food Group's results for the first nine months included a $7 million non-recurring expense to relocate its headquarters from New York City to New Jersey. Excluding the 1997 non-recurring items and the 1996 restructuring related expenses, Nabisco Holdings' and the Domestic Food Group's respective operating company contributions were $301 million and $243 million in the third quarter of 1997 versus $281 million and $224 million in the third quarter of 1996, an increase of 7% and 8%, respectively. For the first nine months of 1997, Nabisco Holdings and the Domestic Food Group generated operating company contribution of $873 million and $710 million, respectively, versus $819 million and $649 million in the first nine months of 1996, an increase of 7% and 9%, respectively. On the same basis, the International Food Group had a 2% increase in operating company contribution for the third quarter and a 4% decrease for the first nine months of 1997.

    Excluding the impact of the 1996 restructuring related expenses, the operating company contribution for Nabisco Biscuit increased $20 million, or 13%, for the third quarter of 1997 and increased $62 million, or 15%, for the first nine months of 1997. These increases resulted largely from restructuring driven margin improvements and on-going productivity initiatives. Excluding the 1997 non-recurring items and the 1996 restructuring related expense, the U.S. Foods Group's operating company contribution decreased $1 million for the third quarter and first nine months of 1997. The quarter's and first nine months' flat profit performance was primarily due to restructuring efficiencies offset by reduced sales of higher margin products. On the same basis, the International Food Group's operating company contribution increased $1 million for the third quarter. This flat performance was principally due to improved results in Canada, Asia and Mexico, partially offset by lower earnings in Latin America, most notably Brazil, due to lower sales, and Argentina, due to lower sales and increased marketing expenses. The International Food Group's 4% decline in operating company contribution for the first nine months of 1997 was primarily attributable to lower earnings in Brazil resulting from lower sales, and Argentina, due to lower sales and higher marketing expenses, partially offset by profitable sales growth in Mexico and productivity driven earnings improvements in Canada.

    Nabisco Holdings' operating income in the first nine months of 1996 includes $428 million of restructuring expense. Excluding the June 1996 restructuring expense and an additional $27 million of related restructuring implementation expenses incurred in the first nine months of 1996 and the 1997 non-recurring items, operating income was $244 million for the third quarter of 1997 and $703 million for the first nine months of 1997, compared to the respective 1996 amounts of $225 million and $649 million, an increase of 8% over each comparable 1996 period. The increase in operating income for both periods reflects higher operating company contribution.

RESTRUCTURING EXPENSE

    In 1996, Nabisco Holdings recorded a restructuring expense of $428 million ($300 million after tax), including cash expenditures of approximately $230 million, related to a program announced on June 24, 1996. The restructuring program, which was undertaken to streamline operations and improve profitability, is expected to be substantially completed by the end of 1997. After completion of the restructuring program, pre-tax savings are expected to be approximately $200 million annually. The restructuring program is discussed further in Note 1 to the Consolidated Condensed Financial Statements.

INTEREST AND DEBT EXPENSE

    Consolidated interest and debt expense of $82 million in the third quarter of 1997 decreased $1 million, or 1%, from the same 1996 period primarily as a result of lower borrowing levels. The $245 million expense for the first nine months of 1997 decreased $3 million from the same 1996 period as a result of slightly lower borrowing levels and lower borrowed interest rates partially offset by lower capitalized interest in 1997.

PROVISION FOR INCOME TAXES

    The effective tax rate for the first nine months of 1996 is higher than the 40.6% rate for the first nine months of 1997 as a result of the June 1996 restructuring program. Excluding the restructuring program expense and related tax benefit, the effective rate was 41.2% for 1996.

NET INCOME (LOSS)

    Nabisco Holdings' net income for the third quarter and net loss for the first nine months of 1996 include after-tax restructuring and restructuring related expenses of $10 million and $316 million related to the June 1996 restructuring program. Excluding the effects of this program and the second quarter 1997 non-recurring net gain of $1 million, third quarter 1997 net income of $92 million was 15% higher than the 1996 third quarter level of $80 million, and net income of $258 million in the first nine months of 1997 increased 16% from the 1996 first nine months level of $223 million, reflecting improved operating income.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which established new standards for computing and presenting net income per common share and replaced the standards previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Nabisco Holdings will begin reporting net income per common share and net income per common share assuming dilution according to this new standard in the fourth quarter of 1997. For Nabisco Holdings, net income per common share and net income per common share assuming dilution, for the first quarter of 1997 and all prior periods presented, computed under the new standard, are equal to the corresponding net income per common share amounts reported under the previous standard. Net income per common share is one cent per common share higher under the new standard than the corresponding amounts under the previous standard for the second and third quarters of 1997 and the first six months of 1997, and two cents per common share higher for the first nine months of 1997. Net income per common share assuming dilution is one cent per common share higher under the new standard than the corresponding amounts under the previous standard for the second quarter of 1997, the first six and nine months of 1997, and the same for the third quarter of 1997.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows from operating activities amounted to $159 million for the first nine months of 1997 compared to $280 million for the first nine months of 1996. The decrease in net cash flows from operating activities primarily reflects higher 1997 payments related to the restructuring program of $84 million and higher working capital requirements.

    Cash flows used in investing activities for the first nine months of 1997 decreased $302 million to $168 million from the first nine months of 1996, primarily because there was no spending on business acquisitions in 1997, in contrast to the $174 million spent in 1996. Other contributing factors included a decrease in capital expenditures from 1996 to 1997 of $73 million and the collection in 1997 of $50 million of proceeds from the sale of certain regional brands.

    Capital expenditures were $233 million in the first nine months of 1997. Management expects that the current level of capital expenditures planned for 1997 will be approximately $400 million, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations will be sufficient to support its planned capital expenditures in 1997.

    Cash flows from financing activities for the first nine months of 1997 decreased $130 million to $21 million from the first nine months of 1996, principally due to reduced net borrowings resulting from a decrease in investing activities.

    In August 1997, Nabisco issued $200 million of floating rate notes due 2009. These notes contain a put option exercisable at the end of two years. The net proceeds from the issuance of the notes were used to repay commercial paper.

    The credit agreement, dated October 31, 1996, among Nabisco Holdings, Nabisco and various financial institutions, provides lending commitments of $1.5 billion for five years and permits the issuance of up to $300 million of irrevocable letters of credit. Availability is reduced by the aggregate amount of borrowings outstanding and letters of credit issued and by the amount of outstanding Nabisco commercial paper in excess of the aggregate commitments of the commercial paper facility described below. At September 30, 1997, the full $1.5 billion remained available. Effective October 31, 1997 the credit agreement was amended to extend the term for one year and reduce the lending commitments from $1.5 billion to $1.46 billion in the fifth year.

    The commercial paper facility, dated October 31, 1996, among Nabisco Holdings, Nabisco and various financial institutions, provides a 364 day $1.5 billion credit facility primarily to support the issuance of commercial paper borrowings. Availability is reduced by an amount equal to the aggregate amount of outstanding Nabisco commercial paper. At September 30, 1997, approximately $1.032 billion of commercial paper was outstanding. Accordingly, $468 million was available under the commercial paper facility. At the end of the 364 day period, any bank borrowing outstanding under the commercial paper facility is convertible into a three-year term loan at Nabisco's option. Effective October 30, 1997, the commercial paper facility was extended for 364 days providing a $1.38 billion credit facility.

    The Registrants believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    At September 30, 1997, Nabisco Holdings' total debt (notes payable and long-term debt, including current maturities) and total capital (total debt and total stockholders' equity) amounted to approximately $4.63 billion and $8.80 billion, respectively, of which total debt is higher by $141 million and total capital is higher by $223 million than their respective balances at December 31, 1996. Approximately $4.23 billion of this debt was issued by Nabisco, of which $56 million was secured debt. The $402 million balance was issued by various Nabisco subsidiaries. Nabisco Holdings' ratios of total debt to total stockholders' equity and total debt to total capital at September 30, 1997 were
1.11 to 1 and .53 to 1, respectively.

    On June 5, 1997, Nabisco Holdings announced a 13% increase in its quarterly dividend to an annual rate of $.70 per share from $.62 per share. At that rate, the aggregate amount of dividends to be paid would be approximately $175 million during 1997.

                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 1 to the Consolidated Condensed Financial Statements" contains forward-looking statements concerning, among other things, the level and sufficiency of funding for capital expenditures, the adequacy of cash flows from operations to fund such expenditures and the amount of future savings expected as a result of the 1996 restructuring program. These statements reflect management's current views with respect to future events and financial performance. These forward-looking statements are based on many assumptions and factors including competitive pricing for products, commodity prices, success of new product innovations and acquisitions, economic conditions in countries where Nabisco Holdings' subsidiaries do business, the effects of currency fluctuations and the effects of government regulation. Any changes in such assumptions or factors could produce significantly different results.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

*10.1      Performance Unit Agreement between Nabisco Holdings Corp. and H. John
           Greeniaus (1997 grant--1 year period), dated February 26, 1997.

*11        Nabisco Holdings Corp. Computation of Earnings Per Share for the three months and nine months ended September 30, 1997 and 1996.

*12        Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1997.

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

                                NABISCO HOLDINGS CORP.
                                NABISCO, INC.
                                (Registrants)

Date: October 31, 1997                     /s/ JAMES E. HEALEY
                                ...........................................................................................
                                James E. Healey
                                Executive Vice President and
                                Chief Financial Officer

                                         /s/ ROBERT A. SCHIFFNER
                                ...........................................................................................
                                Robert A. Schiffner
                                Senior Vice President and Controller