Form 10-K405
period 1997-12-31
NABISCO HOLDINGS CORP; NABISCO INC
filed 1998-03-10
CIK 932130, 69526

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
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

    THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF NABISCO HOLDINGS CORP. ON FEBRUARY 27, 1998 WAS APPROXIMATELY $2.4 BILLION. ALL OF THE STOCK OF NABISCO, INC. IS HELD BY NABISCO HOLDINGS CORP.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: FEBRUARY 27, 1998:

     NABISCO HOLDINGS CORP.:  51,064,723 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER
                              SHARE
                              213,250,000 SHARES OF CLASS B COMMON STOCK, PAR VALUE $.01 PER
                              SHARE
              NABISCO, INC.:  100 SHARES OF COMMON STOCK, PAR VALUE $2.50 PER SHARE

                              -------------------

    NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                              -------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE DEFINITIVE PROXY STATEMENT OF NABISCO HOLDINGS CORP. TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934 ON OR PRIOR TO APRIL 30, 1998 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                                   PAGE
                                                                                                                   -----
PART I
Item 1.       Business........................................................................................           1
                  (a) General Development of Business.........................................................           1
                  (b) Financial Information about Industry Segments...........................................           2
                  (c) Narrative Description of Business.......................................................           2
                        Other Matters.........................................................................           6
                  (d) Financial Information about Foreign and Domestic Operations.............................           7
Item 2.       Properties......................................................................................           7
Item 3.       Legal Proceedings...............................................................................           7
Item 4.       Submission of Matters to a Vote of Security Holders.............................................           7
              Executive Officers of the Registrants...........................................................           8

PART II
Item 5.       Market for Registrants' Common Equity and Related Stockholder Matters...........................          10
Item 6.       Selected Financial Data.........................................................................          11
Item 7.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations.........................................................................          13
Item 7a.      Quantitative and Qualitative Disclosures About Market Risk......................................          19
Item 8.       Financial Statements and Supplementary Data.....................................................          20
Item 9.       Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure..........................................................................          20

PART III
Item 10.      Directors and Executive Officers of the Registrants.............................................          20
Item 11.      Executive Compensation..........................................................................          20
Item 12.      Security Ownership of Certain Beneficial Owners and Management..................................          20
Item 13.      Certain Relationships and Related Transactions..................................................          20

PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................          21

                                     PART I

ITEM 1. BUSINESS

    (A) GENERAL DEVELOPMENT OF BUSINESS

    The operating subsidiaries of Nabisco Holdings Corp. ("Nabisco Holdings") comprise one of the largest food companies in the world. In the United States, the packaged food business is conducted by Nabisco Holdings' subsidiary, Nabisco, Inc. ("Nabisco"), the largest manufacturer and marketer of cookies and crackers. Food operations outside the United States are conducted by Nabisco International, Inc. ("Nabisco International") and Nabisco Ltd, subsidiaries of Nabisco. For financial information with respect to operations in various geographic locations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to the consolidated financial statements, and the related notes thereto, of Nabisco Holdings and Nabisco as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997 (the "Consolidated Financial Statements").

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

    In 1985, Nabisco Holdings was acquired by RJR Nabisco, Inc. ("RJRN") and, in 1989, RJRN was acquired by RJR Nabisco Holdings Corp. ("RJRN Holdings").

    On January 26, 1995, Nabisco Holdings completed the initial public offering of 51,750,000 shares of its Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), at an initial offering price of $24.50 per share. RJRN owns 100% of the outstanding Class B Common Stock, par value $.01 per share (the "Class B Common Stock" and, together with the Class A Common Stock, the "Common Stock"), which currently represents approximately 80.7% of the economic interest in Nabisco Holdings and approximately 97.7% of the combined voting power of Nabisco Holdings' outstanding Common Stock. In connection with the offering, RJRN, RJRN Holdings and Nabisco Holdings entered into agreements to exchange certain services, to establish tax sharing arrangements and to provide RJRN with certain preemptive and registration rights with respect to securities of Nabisco Holdings and Nabisco.

    In recent years, subsidiaries of Nabisco Holdings have completed a number of acquisitions to expand the domestic and international food businesses. In December, 1997, Nabisco acquired the stock of Cornnuts, Inc., a manufacturer of crispy corn kernel snacks.

    During 1996, subsidiaries of Nabisco acquired the stock of the Mayco and Capri biscuit businesses and the Vizzolini pasta business in Argentina, the stock of Pilar, a Brazilian biscuit business, and the stock of Fontaneda, a Spanish biscuit business. In addition, Nabisco formed the Nabisco Taiwan Corporation which purchased the biscuit, confectionery and snack food assets of a Taiwanese manufacturer.

    In 1995, acquisitions included (i) certain trademarks and other assets of Kraft Foods' U.S. and Canadian margarine and tablespreads business; (ii) certain trademarks and other assets of Primo Foods Limited, a Canadian manufacturer of dry pasta, canned tomatoes and other Italian food products; (iii) a 50% interest in Royal Beech-Nut (Pty) Ltd., a South African subsidiary of Del Monte Royal Foods Ltd., whose brands include Beechies, LifeSavers candy and Royal dessert mixes; (iv) certain production assets of the Salerno Baking division of Sunshine Biscuits; (v) the assets of Avare and Gumz, two Brazilian milk product companies and (vi) certain trademarks and other assets of Galletera Tejerias, S.A., a biscuit company in Venezuela.

    In recent years, subsidiaries of Nabisco Holdings sold a number of businesses which no longer met strategic objectives. In 1997, Nabisco sold certain domestic regional brands. In 1995, Nabisco sold the ORTEGA Mexican food and the New York Style Bagel Chip businesses.

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

    (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    During 1995, 1996 and 1997, Nabisco engaged in the food business and related activities only. Accordingly, no separate industry segment information is provided.

    (C) NARRATIVE DESCRIPTION OF BUSINESS

    Nabisco's businesses in the United States are comprised of the Nabisco Biscuit Company and the U.S. Foods Group (collectively, the "Domestic Food Group"). The U.S. Foods Group is comprised of the Sales & Integrated Logistics Group and the Specialty Products, LifeSavers, Planters, Tablespreads and Food Service Companies. Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" and together with Nabisco Ltd, the "International Food Group").

    Food products are sold under trademarks owned or licensed by Nabisco and brand recognition is considered essential to their successful marketing. None of Nabisco's customers accounted for more than 10% of sales for 1997.

DOMESTIC FOOD GROUP OPERATIONS

    NABISCO BISCUIT COMPANY. Nabisco Biscuit Company is the largest manufacturer and marketer in the United States cookie and cracker industry with eight of the top ten selling brands, each of which had annual net sales of over $150 million in 1997. Overall, in 1997, Nabisco Biscuit had a 39.6% share of the domestic cookie category and a 53.7% share of the domestic cracker category (in the aggregate more than two times the share of its closest competitor) compared to 41.0% and 55.8%, respectively, in 1996. Leading Nabisco Biscuit cookie brands include OREO, CHIPS AHOY!, SNACKWELL'S and NEWTONS. Leading Nabisco Biscuit cracker brands include RITZ, PREMIUM, NABISCO HONEY MAID GRAHAMS, TRISCUIT, AIR CRISPS and WHEAT THINS.

    OREO and CHIPS AHOY! are the two largest selling cookies in the United States. OREO, the leading sandwich cookie, is Nabisco Biscuit's largest selling cookie brand. Line extensions such as OREO DOUBLE STUFF, FUDGE COVERED OREO and Reduced Fat OREO continue to increase the brand's appeal to targeted consumer groups. CHIPS AHOY! is the leader in the chocolate chip cookie segment with line extensions such as CHUNKY CHIPS AHOY! and CHEWY CHIPS AHOY!.

    NEWTONS, the oldest Nabisco Biscuit cookie brand, is the fourth leading cookie brand in the United States. In recent years, fat free and reduced calorie varieties of Newtons, as well as NEWTONS COBBLERS, have been introduced.

    Nabisco Biscuit's cracker business is led by RITZ, the largest selling cracker in the United States, as well as RITZ BITS, RITZ BITS SANDWICHES and REDUCED FAT RITZ, all successful product line extensions which, together with RITZ, accounted for 12.8% of cracker sales in the United States in 1997, compared to 13.9% in 1996. PREMIUM, the oldest Nabisco cracker brand and the leader in the saltine cracker segment, is joined by NABISCO HONEY MAID GRAHAMS, TRISCUIT, AIR CRISPS and WHEAT THINS to comprise, along with RITZ, six of the eight largest selling cracker brands in the United States. AIR CRISPS, launched nationally in 1996, consists of a line of light crispy baked snacks in Ritz, Cheese Nips, Wheat Thins, Pretzel and Potato varieties and has achieved sales approaching $150 million in 1997.

    Nabisco Biscuit's other cookie and cracker brands, which include NILLA, NUTTER BUTTER, STELLA D'ORO, BETTER CHEDDARS, CHEESE NIPS AND BARNUM'S ANIMAL CRACKERS, compete in consumer niche segments. Many are the first or second largest selling brands in their respective segments.

    In 1994, Nabisco Biscuit entered the breakfast snack aisle with the launch of SNACKWELL'S cereal bars and granola bars along with the repositioning of TOASTETTES toaster pastries. The line was expanded in 1996 and 1997 with new cereal bar varieties. Nabisco introduced SNACKWELL'S fat free toaster pastries and SNACKWELL'S granola bars in 1996.

    Nabisco Biscuit's products are manufactured in 14 Nabisco Biscuit owned facilities and in 17 facilities with which Nabisco Biscuit has production agreements with co-packers. These facilities are located throughout the United States. Nabisco Biscuit also operates a flour mill in Toledo, Ohio which supplies over 85% of its flour needs.

    Nabisco Biscuit's products are sold to major grocery and other large retail chains through Nabisco Biscuit's direct store delivery system. The system is supported by a distribution network utilizing 11 major distribution warehouses and 111 shipping branches where shipments are consolidated for delivery to approximately 87,000 separate delivery points.

U.S. FOODS GROUP

    The U.S. Foods Group represents Nabisco's non-biscuit food operations in the U.S. and is comprised of the following business units:

    SALES & INTEGRATED LOGISTICS GROUP. The Sales & Integrated Logistics Group handles sales and distribution for Specialty Products, LifeSavers, Planters, and the Nabisco Tablespreads Companies and distribution for the Food Service Company. It sells to retail grocery chains and warehouse clubs through independent brokers and a direct sales force, and to drug stores, mass merchandisers and other non-grocery retail outlets through a direct sales force. The products are distributed from twenty distribution centers located throughout the United States.

    SPECIALTY PRODUCTS COMPANY. The Specialty Products Company manufactures and markets a broad range of food products, with sauces and condiments, pet snacks, hot cereals, healthy packaged egg products, dry mix desserts, and gelatins representing the largest categories. Many of Specialty Products Company products are first or second in their product categories. Well-known brand names include
A.1. steak sauces, GREY POUPON mustards, MILK-BONE pet snacks, CREAM OF WHEAT hot cereals, EGGBEATERS healthy packaged egg product, ROYAL desserts and KNOX gelatines.

    Specialty Products' primary entries in the steak sauce and mustard segments are A.1. and A.1. SWEET & TANGY steak sauces, the leading line of steak sauces, and GREY POUPON mustards, which include the leading Dijon mustard.

    Specialty Products is the second largest manufacturer of pet snacks in the United States with MILK-BONE dog biscuits and dog snacks. MILK-BONE products include MILK-BONE ORIGINAL BISCUITS, FLAVOR SNACKS, SUPER PREMIUM BISCUITS, DOG TREATS and DOGGIE BAG TREATS.

    The Specialty Products Company, a leading manufacturer of hot cereals, participates in the cook-on-stove and mix-in-bowl segments of the category. CREAM OF WHEAT, the leading wheat-based hot cereal, and CREAM OF RICE participate in the cook-on-stove segment. INSTANT CREAM OF WHEAT participates in the mix-in-bowl segment and includes new varieties such as BANANA NUT BREAD. Quaker Oats Company is the most significant participant in the hot cereal category.

    Specialty Products manufactures products in five plants and sources products from a number of contract manufacturers.

    LIFESAVERS COMPANY. The LifeSavers Company manufactures and markets non-chocolate candy and gum primarily for sale in the United States. LifeSavers' well-known brands include LIFE SAVERS candy, BREATH SAVERS sugar free mints, CARE*FREE sugarless gum, ICE BREAKERS gum, BUBBLE YUM bubble gum, GUMMI SAVERS fruit chewy candy, NOW & LATER fruit chewy taffy and FRUIT STRIPE gum. LIFE SAVERS is the largest selling non-chocolate candy brand in the United States, with a 1997 share of 5.2%, compared to 5.4% in 1996, of the non-chocolate candy category. BREATH SAVERS is the largest selling sugar free breath mint in the United States and BUBBLE YUM is the largest selling bubble gum in the United States.

    In 1997, LifeSavers introduced SNACKWELL'S chocolate candy, its first entry into the sugared, reduced-fat chocolate candy segment.

    LifeSavers manufactures its products in four owned plants and utilizes two primary contract manufacturers.

    PLANTERS COMPANY. The Planters Company produces and markets nuts and salty snacks largely for sale in the United States, primarily under the PLANTERS trademark. Planters, the only nut brand sold nationally, is the clear leader in the packaged nut category. Planters' products are seasonally strongest in the fourth quarter. Planters manufactures its products in four plants. In December 1997, the CORNNUTS line of crispy corn kernel snacks was acquired and added to Planters.

    FOOD SERVICE COMPANY. The Food Service Company utilizes a direct national sales force to sell a variety of specially packaged food products of the Domestic Food Group including cookies, crackers, confections, hot cereals, sauces and condiments to the food service and vending machine industry.

    NABISCO TABLESPREADS COMPANY. The Nabisco Tablespreads Company manufactures and markets various margarines and spreads, and is the second largest margarine producer in the United States. Nabisco Tablespreads participates in all segments of the margarine category, with the BLUE BONNET, FLEISCHMANN'S and MOVE OVER BUTTER brands. Nabisco Tablespreads strengthened its position in the margarine category in 1995 with the October purchase of the Kraft Foods, Inc. margarine business which includes the PARKAY, TOUCH OF BUTTER and CHIFFON brands. Nabisco Tablespreads currently manufactures in two facilities and also sources products from two contract manufacturers.

INTERNATIONAL FOOD GROUP OPERATIONS

    NABISCO LTD. Nabisco Ltd conducts Nabisco's Canadian operations through its Biscuit Division, Grocery Division and Food Service Division. Excluding private label brands, the Biscuit Division produced all of the top ten cookies and nine of the top ten crackers in Canada in 1997. Nabisco Ltd's cookie and cracker brands in Canada include OREO, CHIPS AHOY!, SNACKWELL'S, FUDGEE-O, PEEK FREANS, DAD'S, DAVID, PREMIUM PLUS, RITZ, AIR CRISPS, TRISCUIT and STONED WHEAT THINS. These products are manufactured in five bakeries in Canada and are sold through a direct store delivery system, utilizing 10 sales offices and distribution centers and a combination of company trucks and common carriers. Nabisco Ltd also markets a variety of single-serve cookies, crackers and salty snacks under such brand names as MINI OREO, RITZ BITS SANDWICHES and CRISPERS.

    Nabisco Ltd's Grocery Division produces and markets canned fruits and vegetables, fruit juices and drinks, pet snacks, pasta and other Italian food products. The Grocery Division is the leading canned fruit producer in Canada and is the second largest canned vegetable producer in Canada. Canned fruits and vegetables, fruit juices and drinks are marketed under the DEL MONTE trademark, pursuant to a license from the Del Monte Corporation, and under the AYLMER trademark. The Grocery Division also markets MILK-BONE pet snacks and MAGIC baking powder, each a leading brand in Canada. Nabisco Ltd's Grocery Division operated seven manufacturing facilities in 1997, five were devoted to canned products, principally fruits and vegetables, one produced pet snacks and one produced pasta. The Grocery Division's products are sold directly to retail chains and are distributed through four regional warehouses. In 1995, Nabisco Ltd acquired the PRIMO brand for dry pasta, canned tomatoes and other Italian food products.

    Nabisco Ltd's Food Service Division sells a variety of specially packaged food products including cookies, crackers, canned fruits, vegetables, pasta and condiments to non-grocery outlets. The Food Service Division has its own sales and marketing organization and sources product from Nabisco Ltd's other divisions.

    NABISCO INTERNATIONAL. Nabisco International is a leading producer of biscuits, powdered dessert and drink mixes, baking powder, pasta, juices, milk products and other grocery items, as well as industrial yeast and bakery ingredients. Nabisco International also exports a variety of Domestic Food Group products to markets in Europe, the Middle East, Latin America, Africa and Asia from the United States. Nabisco International operates one of the largest multinational packaged food businesses in Latin America, with operations in 17 countries.

    Nabisco International manufactures and markets biscuits and crackers under the NABISCO, TERRABUSI, ARTIACH, MARBU and LUCKY brands, yeast and bakery ingredients under the FLEISCHMANN'S brand, desserts, drink mixes and baking powder under the ROYAL brand, processed milk products under the GLORIA brand, juice under the MAGUARY brand, and canned fruits and vegetables under the DEL MONTE brand pursuant to a license from the Del Monte Corporation.

    Nabisco International's largest market is Brazil, where it operates 21 facilities. In biscuits, Nabisco International is the market leader in Spain, Argentina, Venezuela, Puerto Rico, Nicaragua, Uruguay and Taiwan, and it holds strong number two positions in Peru, Ecuador, other Central American markets and the three major markets in China. Nabisco International is the market leader in powdered desserts in Spain and most of Latin America, in the yeast category in Brazil and certain other Latin American countries, in baking powder throughout South America, and in canned vegetables in Venezuela.

    Nabisco increased its Latin American biscuit operations through the acquisitions of Companhia Produtos Pilar in Brazil, and Productos Mayco S.A.I.C.I.F. and Productos Capri S.A.C.I.I. in Argentina during 1996, and Galletera Tejerias, S.A. in Venezuela during 1995. Its pasta business was strengthened in Argentina via the acquisition of Luis Vizzolini e Hijos, S.A.I.C., and initiated in Brazil with the Pilar acquisition.

    Nabisco International's products in Spain include biscuits marketed under the ARTIACH and MARBU trademarks, powdered dessert mixes marketed under the ROYAL trademark, and various other foods, including canned meats and juices. In 1996, it consolidated its market leadership position in biscuits with the acquisition of Galletas Fontaneda, S.A.

    In 1995, Nabisco International re-entered the South African market through the acquisition of 50% of Royal Beech-Nut (Pty) Ltd., which it previously owned. Royal Beech-Nut markets baking powder and powdered dessert mixes under the ROYAL brand, chewing gum under the BEECHIES and CARE*FREE brands and candy under the MANHATTAN, LIFESAVERS and BEECH-NUT brands.

    In Asia, Nabisco International continues to expand its Chinese biscuit business through joint ventures in Beijing and a wholly-owned subsidiary in Suzhou. The Beijing bakery was trebled in size and a greenfield plant in Suzhou started up in 1996. In Indonesia, a greenfield plant, 70% owned by Nabisco and 30% owned by its partner and distributor, started up in 1996. Biscuit leadership in Taiwan was gained in 1996 through the acquisition of the assets of Lucky Enterprises Corporation Limited, the leading biscuit company in Taiwan.

    Nabisco International's grocery products are sold to retail outlets through its own local country sales forces and independent wholesalers and distributors. Industrial yeast and bakery products are sold to the bakery trade through Nabisco International's own local country sales forces and independent distributors.

RAW MATERIALS

    Various agricultural commodities constitute the principal raw materials used by Nabisco in its food businesses. These raw materials are normally purchased through supplier contracts, while the commodities market is utilized to hedge prices for a large portion of anticipated future requirements. Prices of agricultural commodities tend to fluctuate due to various seasonal, climatic and economic factors which generally also affect Nabisco's competitors. The Registrants believe that all of the raw materials for Nabisco products are in plentiful supply and are readily available from a variety of independent suppliers.

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

                                 OTHER MATTERS

ENVIRONMENTAL MATTERS

    The U.S. Government and various state and local governments have enacted or adopted laws and regulations concerning protection of the environment. The regulations promulgated by the Environmental Protection Agency and other governmental agencies under various statutes have resulted in, and will likely continue to result in, annual expenditures of approximately $20 million for pollution control, waste treatment, plant modification and similar activities.

    Nabisco Holdings or certain of its subsidiaries have been named "potentially responsible parties" with third parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or may have indemnification obligations with respect to fifteen sites. Liability under CERCLA is joint and several.

    Nabisco and its subsidiaries have been engaged in a continuing program to assure compliance with federal, state and local environmental laws and regulations. Although it is difficult to identify precisely the estimated cost of resolving these CERCLA matters, the Registrants do not expect such expenditures or costs to have a material adverse effect on their financial condition or results of their operations.

EMPLOYEES

    At December 31, 1997, Nabisco had approximately 53,000 full time employees. Most of the unionized workers at Nabisco's domestic locations are represented under a national contract with the Bakery, Confectionery and Tobacco Workers International Union, which was ratified in August 1996 and which will expire in August 2001. Other unions represent the employees at a number of Nabisco locations. Nabisco Holdings believes that Nabisco's relations with these employees and with their unions are good.

    (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

    For information about foreign and domestic operations for the years 1995 through 1997, see "Geographic Data" in Note 15 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

    For information on properties, see Item 1. For additional information pertaining to the location of Nabisco's assets as of December 31, 1997 and 1996, see Note 15 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

    In the fourth quarter of 1995, purported RJRN Holdings' stockholders filed, on their own behalf and derivatively on behalf of RJRN Holdings and Nabisco Holdings, three putative class and derivative actions in the Court of Chancery of the State of Delaware in and for New Castle County against members of the RJRN Holdings' Board and RJRN Holdings and Nabisco Holdings, as nominal defendants. The actions were consolidated in December 1995. The plaintiffs allege, among other things, that the individual defendants breached their fiduciary duty and wasted corporate assets by undertaking the debt exchange offer and consent solicitation completed by RJRN and Nabisco in June 1995 and by amending RJRN Holdings' By-Law provisions concerning the right to call stockholder meetings and procedures for stockholder action by written consent in August 1995. The plaintiffs allege that management took these and other actions to obstruct wrongfully a spin-off of Nabisco Holdings, to enrich the defendants at the expense of RJRN Holdings, its stockholders and Nabisco Holdings and to entrench the defendants in the management and control of RJRN Holdings. By agreement of the parties, the defendants' time to respond to the complaint in these consolidated actions has been extended, most recently, to March 20, 1998. RJRN Holdings believes that these allegations are without merit and, if necessary, will defend these actions vigorously.

    Nabisco Holdings and/or Nabisco are defendants in various lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on either company's financial condition or results of operations. For additional information relating to legal proceedings, see "Other Matters--Environmental Matters" in Item 1.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANTS

    The following table sets forth certain information concerning the executive officers of Nabisco Holdings and Nabisco:

                                                             BUSINESS EXPERIENCE DURING PAST FIVE YEARS
     NAME                           AGE                                 AND OTHER INFORMATION
------------------------------      ---      ---------------------------------------------------------------------------

James M. Kilts                          50   President and Chief Executive Officer of Nabisco Holdings and of Nabisco
                                               since January 1998; previously Executive Vice President-Worldwide Food of
                                               Philip Morris Companies, 1994-March 1997; President of Kraft USA,
                                               1989-1994. Member of the Board of Directors of Nabisco Holdings and of
                                               Nabisco since January 1998.

Richard H. Lenny                        46   Executive Vice President of Nabisco Holdings and of Nabisco and President
                                               of Nabisco Biscuit Company since February 1998; previously President of
                                               Pillsbury North America, November 1996-January 1998; President of
                                               Pillsbury Specialty Brands, February 1995-November 1996; prior thereto,
                                               Senior Vice President-Sales & Customer Service of Kraft Foods, May
                                               1994-February 1995; Executive Vice President-Sales of Kraft USA, 1991-May
                                               1994.

Douglas R. Conant                       46   Executive Vice President of Nabisco Holdings and of Nabisco since June 1995 and President of Nabisco U.S. Foods Group since February 1997; previously
                                               President of Sales & Integrated Logistics Group, 1994-June 1995; Senior
                                               Vice President-Marketing of Nabisco Biscuit Company, 1993-1994.

Elizabeth R. Culligan                   47   Executive Vice President of Nabisco Holdings and of Nabisco and President
                                               of Nabisco International since February 1998; previously Senior Vice
                                               President-Marketing of Nabisco Biscuit Company, September 1996-February
                                               1998; prior thereto, President of Ciba Self-Medication North America,
                                               September 1995-September 1996; General Manager and Vice President of
                                               SmithKline Beecham Consumer Healthcare, Northern Europe, November
                                               1994-August 1995; Managing Director, Northern Europe of Sterling Health,
                                               1992-November 1994.

Joseph W. Farrelly                      53   Executive Vice President and Chief Information Officer of Nabisco Holdings
                                               and of Nabisco since April 1995; previously Senior Vice President and
                                               Chief Information Officer of Nabisco Holdings, October 1994-April 1995,
                                               and of Nabisco, 1992-April 1995.

James E. Healey                         56   Executive Vice President and Chief Financial Officer of Nabisco Holdings
                                               and of Nabisco since June 1997; prior thereto, Vice President and
                                               Treasurer of Bestfoods (formerly CPC International), 1995-1997; and
                                               Controller of Bestfoods, 1987-1995.

James A. Kirkman III                    56   Executive Vice President, General Counsel and Secretary of Nabisco Holdings
                                               and of Nabisco since April 1995; previously Senior Vice President,
                                               General Counsel and Secretary of Nabisco Holdings, October 1994-April
                                               1995, and of Nabisco, 1992-April 1995.

                                                             BUSINESS EXPERIENCE DURING PAST FIVE YEARS
     NAME                           AGE                                 AND OTHER INFORMATION
------------------------------      ---      ---------------------------------------------------------------------------
John F. Manfredi                        57   Executive Vice President-Corporate Affairs of Nabisco Holdings and of
                                               Nabisco since April 1995; previously Senior Vice President-Corporate
                                               Affairs of Nabisco Holdings, October 1994-April 1995; Senior Vice
                                               President-External and Government Affairs of Nabisco, 1992-April 1995.

Thomas G. McBrady                       60   Executive Vice President-Operations of Nabisco Holdings and of Nabisco
                                               since February 1998; previously Senior Vice President-Operations and
                                               Technology of Nabisco Biscuit Company, 1988-February 1998.

Sandra E. Peterson                      39   Executive Vice President-Research of Nabisco Holdings and of Nabisco since
                                               April 1997; previously Senior Vice President-Research of Nabisco Holdings
                                               and of Nabisco, April 1996-March 1997; prior thereto, Vice
                                               President-Advanced Product Concepts of Whirlpool Corporation, October
                                               1994-April 1996; Vice President, Strategic Analysis and Support of
                                               Whirlpool Corporation, 1993-October 1994.

C. Michael Sayeau                       52   Executive Vice President-Human Resources of Nabisco Holdings and of Nabisco
                                               since April 1995; previously Senior Vice President-Human Resources of
                                               Nabisco Holdings, October 1994-April 1995, and of Nabisco, 1992-April
                                               1995.

Ian E. Lee-Leviten                      47   Senior Vice President-Taxation of Nabisco Holdings and of Nabisco since
                                               March 1997; previously Vice President-Taxation of Nabisco Holdings and of
                                               Nabisco, February 1995-February 1997; prior thereto, Vice President-Tax
                                               Planning and Audits of RJRN Holdings and of RJRN, 1989-February 1995.

Robert A. Schiffner, Jr.                48   Senior Vice President and Controller of Nabisco Holdings and of Nabisco
                                               since March 1997; previously Vice President and Controller of Nabisco
                                               Holdings and of Nabisco, April 1995-February 1997; Senior
                                               Director-Finance and Business Development, Specialty Products Company,
                                               January 1994-March 1995; Vice President-Planning and Trade Marketing,
                                               Sales & Integrated Logistics Group, 1993.

Francis X. Suozzi                       57   Senior Vice President and Treasurer of Nabisco Holdings and of Nabisco
                                               since March 1997; previously Vice President and Treasurer of Nabisco
                                               Holdings and of Nabisco, February 1995-February 1997; Vice President and
                                               Assistant Treasurer of RJRN Holdings and of RJRN, March 1994-February
                                               1995; prior thereto, Managing Director of First Intercontinental Group,
                                               1991-1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Class A Common Stock of Nabisco Holdings commenced trading on the New York Stock Exchange (the "NYSE") on January 20, 1995. There is no public trading market for the Class B Common Stock of Nabisco Holdings, all of which is held by RJRN. All of the common stock of Nabisco is held by Nabisco Holdings.

    As of February 27, 1998, there were approximately 781 record holders of the Class A Common Stock. The initial public offering price of the Class A Common Stock was $24.50. The closing price on the NYSE of the Class A Common on February 27, 1998 was $47 3/16.

    The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for the Class A Common Stock on the NYSE Composite Tape, as reported in the Wall Street Journal.

1997                                                                                       HIGH                  LOW
                                                                                          ------               --------
First Quarter                                                                            $44  1/2              $36  1/2
Second Quarter                                                                           $43  1/2              $36
Third Quarter                                                                            $43  7/8              $37  1/2
Fourth Quarter                                                                           $48  1/2              $39  1/2


1996
First Quarter                                                                            $36  7/8              $30
Second Quarter                                                                           $36  1/4              $30  1/2
Third Quarter                                                                            $35  5/8              $31  1/8
Fourth Quarter                                                                           $40  1/4              $32  1/8

    On July 1, 1995, Nabisco Holdings paid an initial quarterly dividend of $.1375 per share. Nabisco Holdings has paid quarterly dividends on each October 1, January 1, April 1, and July 1 since then. Commencing with the July 1, 1997 payment, the quarterly dividend was increased to $.175 per share or $.70 per share on an annual basis.

    The operations of Nabisco Holdings are conducted through Nabisco and its subsidiaries, and therefore Nabisco Holdings is dependent on the earnings and cash flow of Nabisco and its subsidiaries to satisfy its obligations and other cash needs. For information concerning limitations on dividends, see Item 7, "Management's Discussion and Analysis--Liquidity and Financial Condition" and
Note 9 to the Consolidated Financial Statements. Nabisco Holdings does not believe that its credit arrangements will limit its ability to pay its anticipated quarterly dividends. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Financial Condition".

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

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data of Nabisco Holdings Corp. ("Nabisco Holdings") presented below as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997 were derived from the consolidated financial statements of Nabisco Holdings (the "Consolidated Financial Statements") set forth herein, which have been audited by Deloitte & Touche LLP, independent auditors. In addition, the selected consolidated financial data of Nabisco Holdings presented below as of December 31, 1995, 1994 and 1993 and for each of the years in the two year period ended December 31, 1994 were derived from audited consolidated financial statements of Nabisco Holdings, not presented herein. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                                       -------------------------------------------
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)                                            1997     1996     1995     1994     1993
                                                                                       -------  -------  -------  -------  -------
RESULTS OF OPERATIONS
  Net sales..........................................................................  $ 8,734  $ 8,889  $ 8,294  $ 7,699  $ 7,025
                                                                                       -------  -------  -------  -------  -------
  Cost of products sold..............................................................    4,950    5,226    4,776    4,295    3,831
  Selling, advertising, administrative and general expenses(1).......................    2,476    2,533    2,389    2,292    2,245
  Amortization of trademarks and goodwill............................................      226      228      227      225      218
  Restructuring expense..............................................................       --      428       --       --      153
                                                                                       -------  -------  -------  -------  -------
    Operating income.................................................................    1,082      474      902      887      578
  Interest expense(2)................................................................     (326)    (329)    (349)    (376)    (416)
  Other income (expense), net(3).....................................................      (32)     (32)     (17)     (20)     (19)
                                                                                       -------  -------  -------  -------  -------
    Income before income taxes.......................................................      724      113      536      491      143
  Provision for income taxes.........................................................      293       96      222      224       51
                                                                                       -------  -------  -------  -------  -------
    Income before extraordinary item.................................................      431       17      314      267       92
  Extraordinary item--loss on early extinguishment of debt, net of income taxes......      (26)      --      (19)      --       --
                                                                                       -------  -------  -------  -------  -------
    Net income.......................................................................  $   405  $    17  $   295  $   267  $    92
                                                                                       -------  -------  -------  -------  -------
                                                                                       -------  -------  -------  -------  -------

PER SHARE DATA
  Net income per common share:
    Income before extraordinary item.................................................  $  1.63  $   .06  $  1.20
    Extraordinary item...............................................................     (.10)      --     (.07)
                                                                                       -------  -------  -------
      Net income.....................................................................  $  1.53  $   .06  $  1.13
                                                                                       -------  -------  -------
                                                                                       -------  -------  -------
  Net income per common share assuming dilution:
    Income before extraordinary item.................................................  $  1.61  $   .06  $  1.20
    Extraordinary item...............................................................     (.10)      --     (.07)
                                                                                       -------  -------  -------
      Net income.....................................................................  $  1.51  $   .06  $  1.13
                                                                                       -------  -------  -------
                                                                                       -------  -------  -------
  Dividends declared per common share................................................  $   .68  $ .6025  $ .4125
                                                                                       -------  -------  -------
                                                                                       -------  -------  -------
BALANCE SHEET DATA (AT END OF PERIOD)
  Working capital....................................................................  $   (51) $  (340) $    --  $(1,463) $  (161)
  Total assets.......................................................................   12,127   12,290   12,303   11,886   11,264
  Total debt.........................................................................    4,535    4,488    4,455    5,640      225
  Stockholders' equity(4)............................................................    4,204    4,084    4,244    2,880    7,517

(Footnotes on following page).

    (Footnotes for preceding page).

(1) For 1994 and prior years, selling, advertising, administrative and general expenses include an allocation from RJR Nabisco, Inc. ("RJRN") for corporate administrative costs not specifically attributable to an operating company. Such allocation was based on the ratio of Nabisco Holdings' invested capital (as defined below) to RJR Nabisco Holdings Corp. ("RJRN Holdings") consolidated invested capital. See Note 10 to the Consolidated Financial Statements.

(2) For 1994 and prior years, interest expense includes an allocation from RJRN for corporate interest expense and amortization of debt issuance costs not specifically attributable to an operating company. Such allocation was based on the ratio of Nabisco Holdings' invested capital at the beginning of the year (sum of working capital, property, plant and equipment, other assets, goodwill, trademarks and other intangibles and less minority interest liabilities) to RJRN Holdings' consolidated invested capital at the beginning of the year, adjusted for (i) the change in Nabisco Holdings' invested capital during the year times (ii) the RJRN short-term borrowing rate. See Note 10 to the Consolidated Financial Statements.

(3) For 1994 and prior years, other income (expense), net includes an allocation from RJRN for interest income, foreign exchange gains or losses and other financial income and expenses not specifically attributable to an operating company. (See Note 10 to the Consolidated Financial Statements).

(4) As of December 31, 1994 and prior, the amounts represent RJRN's investment in Nabisco Holdings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of Nabisco Holdings' financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Financial Statements.

    The food business is conducted by operating subsidiaries of Nabisco Holdings. Nabisco's businesses in the United States are comprised of the Nabisco Biscuit Company and the U.S. Foods Group (collectively, the "Domestic Food Group"). The U.S. Foods Group is comprised of the Sales & Integrated Logistics Group and the Specialty Products, LifeSavers, Planters, Tablespreads and Food Service Companies. Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" and together with Nabisco Ltd, the "International Food Group").

                             RESULTS OF OPERATIONS

    Summarized financial data for Nabisco Holdings is as follows:

                                                                                                                    % CHANGE FROM
                                                                                                                      PRIOR YEAR
                                                                                                                    --------------
  (DOLLARS IN MILLIONS)                                                                      1997    1996    1995    1997    1996
                                                                                            ------  ------  ------  ------  ------
Net Sales:
  Biscuit.................................................................................  $3,545  $3,677  $3,569    (4)%     3 %
  U.S. Foods Group........................................................................   2,604   2,638   2,451    (1)%     8 %
                                                                                            ------  ------  ------
  Domestic Food Group.....................................................................   6,149   6,315   6,020    (3)%     5 %
  International Food Group................................................................   2,585   2,574   2,274     --%    13 %
                                                                                            ------  ------  ------
  Total Nabisco Holdings..................................................................  $8,734  $8,889  $8,294    (2)%     7 %
                                                                                            ------  ------  ------
                                                                                            ------  ------  ------
Operating Company Contribution(1):
  Biscuit(2)..............................................................................  $  691  $  542  $  535    27 %     1 %
  U.S. Foods Group(3).....................................................................     386     346     355    12 %    (3)%
                                                                                            ------  ------  ------
  Domestic Food Group.....................................................................   1,077     888     890    21 %     --%
  International Food Group(4).............................................................     231     242     239    (5)%     1 %
                                                                                            ------  ------  ------
  Total Nabisco Holdings..................................................................  $1,308  $1,130  $1,129    16 %     --%
                                                                                            ------  ------  ------
                                                                                            ------  ------  ------
Operating Income(5):
  Domestic Food Group.....................................................................  $  875  $  333  $  687   163 %   (52)%
  International Food Group................................................................     207     141     215    47 %   (34)%
                                                                                            ------  ------  ------
  Total Nabisco Holdings..................................................................  $1,082  $  474  $  902   128 %   (47)%
                                                                                            ------  ------  ------
                                                                                            ------  ------  ------

------------------------

(1) Operating company contribution represents operating income before amortization of trademarks and goodwill and is exclusive of restructuring expense.

(2) 1996 includes $58 million of restructuring related expenses associated with the June 1996 restructuring program.

(3) 1997 includes a $32 million gain and non-recurring expenses of $24 million. 1996 includes $33 million of restructuring related expenses associated with the June 1996 restructuring program.

(4) 1997 includes $7 million of non-recurring expenses. 1996 includes $6 million of restructuring related expenses associated with the June 1996 restructuring program.

(5) Operating income includes the June 1996 restructuring expense of $428 million, consisting of $353 million for the Domestic Food Group and $75 million for the International Food Group.

OVERVIEW

    Net income increased 15% to $430 million in 1997 compared to 1996, excluding non-recurring and extraordinary items, reflecting in part the effect of savings realized from the June 1996 restructuring. Net sales, however, decreased 2% to $8.73 billion compared to 1996. The decrease reflects a decline in market share in a number of core brands, less market acceptance of certain new products and in-store performance difficulties experienced in Nabisco Biscuit Company's direct delivery system. Nabisco's results also reflect economic and competitive problems in certain international markets and underperformance at certain units. Nabisco Holdings is undertaking a number of initiatives designed to improve performance, including improvements in marketing, changes in training, compensation and recruiting of personnel in the Nabisco Biscuit Company delivery system, continued emphasis on increased productivity, reevaluation of how new products are identified and developed, accelerated international marketing of core United States brands and consideration of disposing of underperforming units that do not fit Nabisco Holdings' long term plans. Implementation of the changes will take time and Nabisco Holdings is unable to predict the effect of the initiatives on performance in 1998.

NET SALES, OPERATING COMPANY CONTRIBUTION AND OPERATING INCOME

    1997 VS. 1996. Nabisco Holdings reported net sales of $8.73 billion, a decrease of 2% from the 1996 level of $8.89 billion, with the Domestic Food Group lower by 3% and the International Food Group slightly higher than a year ago. Within the Domestic Food Group, Nabisco Biscuit net sales declined 4% in 1997 versus the prior year, primarily due to volume declines in SnackWell's and breakfast snacks, which more than offset volume increases in other core cookie and cracker brands. The U.S. Foods Group's net sales decreased 1% in 1997 primarily due to lower sales volume for tablespreads, condiments and certain other products and the impact from the sale of certain domestic regional brands in the second quarter of 1997 partially offset by higher volume for nuts and certain confectionery products. The International Food Group's $11 million net sales increase for 1997 reflects improved results in Asia and Mexico, partially offset by declines in Brazil, principally volume, resulting from aggressive competitive activity in the biscuit and milk categories, and in Argentina, due to competitive pricing pressures.

    Nabisco Holdings' operating company contribution was $1.31 billion in 1997, an increase of 16% from the 1996 level of $1.13 billion. The Domestic Food Group's operating company contribution increased 21% versus last year, while the International Food Group's operating company contribution decreased 5%, respectively. Operating company contribution for 1996 includes $91 million of restructuring related expenses in the Domestic Food Group (Nabisco Biscuit $58 million and U.S. Foods Group $33 million) associated with implementation of the June 1996 restructuring program and similar expenses of $6 million in the International Food Group. Operating company contribution for 1997 also includes a $32 million gain from the sale of certain U.S. Foods Group regional brands and non-recurring expenses of $31 million. The non-recurring expenses for the U.S. Foods Group totalled $24 million consisting of a $14 million provision for the additional write-down of a business held for sale and $10 million of expense for the reorganization of its selling organization. The International Food Group's results for 1997 include a $7 million non-recurring expense to relocate its headquarters from New York City to New Jersey. Excluding the 1997 non-recurring items and the 1996 restructuring related expenses, Nabisco Holdings' and the Domestic Foods Group's respective operating company contributions were $1,307 million and $1,069 million in 1997 versus $1,227 million and $979 million in 1996, an increase of 7% and 9%, respectively. On the same basis, the International Food Group had a 4% decrease in operating company contribution.

    Excluding the impact of the 1996 restructuring related expenses, the operating company contribution for Nabisco Biscuit increased $91 million, or 15% in 1997. This increase resulted largely from restructuring driven margin improvements and on-going productivity initiatives. Excluding the 1997 non-recurring items and the 1996 restructuring related expenses, the U.S. Foods Group's operating company contribution decreased $1 million in 1997. This flat profit performance was primarily due to restructuring efficiencies offset by reduced sales of higher margin products. The International Food Group's 4% decline in operating company contribution for 1997 was primarily attributable to lower earnings in Brazil, resulting from lower sales, and Argentina, due to lower sales and higher marketing expenses, partially offset by profitable sales growth in Mexico and Asia and productivity driven earnings improvements in Canada.

    Nabisco Holdings' operating income in 1996 includes $525 million of restructuring and restructuring related expenses. Excluding these expenses and the 1997 non-recurring items, operating income was $1,081 million for 1997, compared to the 1996 amount of $999 million, an increase of 8% over the 1996 period. The increase in operating income reflects higher operating company contribution.

    1996 VS. 1995. Nabisco Holdings reported net sales of $8.89 billion in 1996, an increase of 7% from the 1995 level of $8.29 billion, with the Domestic Food Group up 5% and the International Food Group up 13%. Within the Domestic Foods Group, Nabisco Biscuit net sales increased 3% versus the prior year, primarily attributable to volume increases in Oreo, Ritz, Air Crisps and Chips Ahoy! brands, partially offset by lower volume for SnackWell's and Fig Newtons. The U.S. Foods Group net sales increased 8%, primarily due to higher volumes for Planters nuts and the net impact of the October, 1995 Parkay acquisition offset by the impact of the 1995 product line disposals. The Planters nuts volume increase resulted from gains in the warehouse club and mass merchandising channels and a more stable competitive environment in the nut market. The International Food Group's net sales increase for 1996 was primarily driven by 1995 business acquisitions, principally Primo in Canada and Royal Beech-Nut in South Africa, and the 1996 business acquisitions in Latin America.

    Nabisco Holdings' operating company contribution of $1.13 billion in 1996, was approximately equal to the 1995 level, with the International Food Group up 1% and the Domestic Food Group flat. Operating company contribution for 1996 includes $91 million of restructuring related expenses in the Domestic Food Group associated with the implementation of the June 1996 restructuring program and the International Food Group includes similar expenses of $6 million. The 1995 period includes a net gain of $11 million from the sale of the Ortega Mexican food ($18 million gain in the U.S. Foods Group) and New York Style Bagel Chip ($7 million loss in the International Food Group) businesses.

    Excluding the 1996 restructuring related expenses, Nabisco Holdings' and the Domestic Food Group's respective operating company contributions were $1.23 billion and $979 million, respectively, an increase of 9% and 10%, respectively. On the same basis, the operating company contribution for the Domestic Food Group increased $89 million, or 10%, in 1996 primarily as a result of the profit impact from higher net sales, lower advertising expenses, partially offset by higher trade promotion expense and higher fixed manufacturing and distribution expenses. On the same basis, the International Food Group's operating company contribution increased $9 million, or 4%, in 1996 and was primarily due to the profit impact from business acquisitions.

    Nabisco Holdings' operating income in 1996 includes $525 million of restructuring and restructuring related expenses. Excluding these expenses, operating income was $999 million for 1996, an increase of 11% over the comparable 1995 period, reflecting higher operating company contribution.

RESTRUCTURING EXPENSE

    Restructuring expenses of $428 million were incurred in 1996 to streamline operations and improve profitability. The program included workforce reductions and product line rationalizations as discussed further in Note 2 to the consolidated financial statements.

    Approximately $240 million of the 1996 restructuring expense is cash related. In addition to the restructuring expense, the program required implementation and integration expenses of approximately $97 million, all of which were incurred during 1996. The restructuring program is expected to generate approximately $175 million in annual savings beginning in 1998.

INTEREST AND DEBT EXPENSE

    1997 VS. 1996. Consolidated interest expense of $326 million in 1997 decreased $3 million or 1% from 1996 primarily as a result of slightly lower borrowing levels and lower interest rates on borrowings, partially offset by a reduction in capitalized interest in 1997.

    1996 VS. 1995. Consolidated interest expense of $329 million in 1996 decreased 6% from 1995, primarily as a result of lower market interest rates, the completion of certain 1995 debt restructuring transactions and the application of the net proceeds from the sale and issuance of Class A Common Stock to retire debt in January 1995.

OTHER INCOME (EXPENSE), NET

    1996 VS. 1995. Consolidated other income (expense), net, amounted to $32 million of expense in 1996 versus $17 million of expense in 1995, an increase of $15 million of expense. The higher level of expense in 1996 reflects lower interest income and higher international financing costs.

PROVISION FOR INCOME TAXES

    The reported effective tax rate for 1996 is higher than the 40.5% rate for 1997 and 41.4% in 1995 as a result of the June 1996 restructuring program. Excluding the restructuring expense and related tax benefit, the effective rate was 41.4% for 1996.

NET INCOME

    1997 VS. 1996. Nabisco Holdings' net income in 1997 includes a non-recurring net gain of $1 million and an extraordinary loss on the early extinguishment of debt of $26 million. The net income in 1996 includes after-tax expenses of $357 million related to the June 1996 restructuring program. Excluding the effects of these items, net income of $430 million in 1997 increased 15% from the 1996 level of $374 million, reflecting improved operating income.

    1996 VS. 1995. Nabisco Holdings' net income in 1996 includes after tax expenses of $357 million related to the June 1996 restructuring program. Excluding the effects of this program, and the 1995 extraordinary loss on the early extinguishment of debt, 1996 net income would have been $374 million, an increase of 19% from the 1995 level of $314 million, primarily reflecting improved operating income.

SEASONALITY

    Nabisco's business is seasonal, with generally higher sales levels in the fourth quarter. For information concerning seasonality, see "Quarterly Results of Operations" in Note 16 to the Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which establishes standards for the way that public business enterprises report information about operating segments. Nabisco Holdings and Nabisco have not completed their assessment of SFAS No. 131. However, it is anticipated that, at a minimum, operating segments would consist of the Nabisco Biscuit Company, the U.S. Foods Group and the International Food Group. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and will be adopted in the fourth quarter of 1998.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows from operating activities amounted to $573 million for 1997 compared to $750 million for 1996. The decrease in net cash flows from operating activities primarily reflects a $99 million increase in 1997 payments related to the restructuring program and higher working capital requirements.

    Net cash flows from operating activities amounted to $750 million for 1996 compared to $657 million for 1995. The increase in net cash flows from operating activities primarily reflects lower working capital requirements, principally accounts receivable and inventories, and higher depreciation expense, partially offset by cash restructuring payments.

    Net cash flows used in investing activities for 1997 decreased $221 million from 1996 levels to $373 million, primarily because of lower spending on business acquisitions of $127 million, a decrease in capital expenditures of $45 million and the collection in 1997 of $50 million of proceeds from the sale of certain regional brands.

    Net cash flows used in investing activities decreased $34 million in 1996 to $594 million from $628 million in 1995, primarily as a result of reduced 1996 capital expenditures and acquisition spending of approximately $194 million, partially offset by the absence of proceeds from the 1995 product line sales of approximately $162 million.

    Capital expenditures were $392 million in 1997. Management expects that the current level of capital expenditures planned for 1998 will be approximately $350 million, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations will be sufficient to support its planned capital expenditures in 1998.

    Net cash flows used in financing activities for 1997 amounted to $158 million, a decrease of $24 million from 1996, principally due to reduced net borrowings resulting from a decrease in investing activities.

    Net cash flows used in financing activities amounted to $182 million in 1996 compared to $152 million in 1995. The $30 million increase in cash flows used in financing reflects higher dividend payments and net repayments of long-term debt offset by increased short-term borrowings by foreign subsidiaries.

    Nabisco Holdings and its subsidiaries repaid $2,361 million of intercompany debt to RJRN and its non-Nabisco subsidiaries during 1995. Together with Nabisco's issuance of the Exchange Securities (defined below), these transactions eliminated the entire $4.1 billion of intercompany indebtedness to RJRN and its non-Nabisco affiliates that was outstanding on December 31, 1994. These transactions enabled Nabisco to obtain long-term financing independent of RJRN.

    In June 1995, RJRN and Nabisco consummated offers to exchange approximately $1.8 billion aggregate principal amount of newly issued notes and debentures (the "Exchange Securities") of Nabisco for the same amount of notes and debentures issued by RJRN. As part of the transaction, RJRN returned to Nabisco approximately $1.8 billion of intercompany notes that had been issued by Nabisco and held by a non-Nabisco affiliate of RJRN. The Exchange Securities issued by Nabisco have principal amounts, interest rates, maturities and redemption provisions identical to the corresponding securities issued by RJRN.

    In August 1997, Nabisco issued $200 million of floating rate (5.85% at December 31, 1997) notes due August 2009 which are putable and callable in August 1999. The interest rate for the first two years varies with LIBOR and, unless the notes are put, is set thereafter at a fixed rate of 6.2% plus Nabisco's future credit spread on ten-year treasury notes.

    In December 1997, Nabisco completed a tender offer and redeemed $432 million of its $538 million outstanding 8.3% notes due 1999 and $541 million of its $688 million outstanding 8% notes due 2000. An extraordinary loss of $43 million ($26 million after tax) was recorded for this transaction. The redemption of these notes was refinanced with additional short-term borrowings, which in turn were refinanced by the issuance of long-term debt in January 1998.

    In January 1998, Nabisco issued $400 million of 6% notes due February 15, 2011 which are putable and callable on February 15, 2001; $300 million of 6 1/8% notes due February 1, 2033 which are putable and callable on February 1, 2003; and $300 million of 6 3/8% notes due February 1, 2035 which are putable and callable on February 1, 2005. Unless the notes are put, the interest rates on the 6% notes, the 6 1/8% notes and the 6 3/8% notes are reset on the applicable put/call date at 5.75%, 6.07% and 6.07%, respectively, plus, in each case, Nabisco's future credit spread on treasury notes of comparable maturities. The net proceeds from these notes were used to repay short-term debt.

    Nabisco maintains a five-year $1.5 billion revolving credit facility, of which no borrowings were outstanding at December 31, 1997, and a 364-day $1.381 billion credit facility primarily to support commercial paper issuances, all of which was completely utilized at December 31, 1997. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a three-year term loan at Nabisco's option. In October 1997, the maturity under the revolving credit facility was extended to October 2002 and the 364-day credit facility was renewed to October 1998. The commitments under the revolving credit facility decline to approximately $1.46 billion in the final year. The revolving credit facility also provides for the issuance of up to $300 million of letters of credit, of which none was issued at December 31, 1997. Availability under the revolving credit facility is reduced by the amount of any borrowings outstanding and letters of credit issued under the facility and by the amount of outstanding commercial paper in excess of $1.381 billion. At December 31, 1997, $890 million was available under the revolving credit facility and the 364-day credit facility was fully utilized to support commercial paper borrowings.

    The Nabisco credit facilities generally restrict common and preferred dividends and distributions after April 28, 1995 by Nabisco Holdings to holders of its equity securities to an aggregate amount equal to $300 million plus 50% of Nabisco Holdings' cumulative consolidated net income after January 1, 1995.

    The Nabisco credit facilities limit the ability of Nabisco Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, acquire, sell or dispose of certain assets and securities and engage in certain mergers or consolidations. In addition, certain RJRN credit agreements indirectly limit the issuance of equity securities, beyond certain substantial amounts, by Nabisco Holdings and Nabisco and the sale or disposition of certain of their assets. Nabisco Holdings and Nabisco believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    At December 31, 1997, Nabisco Holdings' total debt (notes payable and long-term debt, including current maturities) and total capital (total debt and stockholders' equity) amounted to approximately $4.5 billion and $8.7 billion, respectively, of which total debt is higher by approximately $47 million and total capital is higher by $167 million than at December 31, 1996. Nabisco Holdings' ratios of total debt to stockholders' equity and total debt to total capital were 1.1 to 1 and .52 to 1, respectively.

    At December 31, 1997, there was $620 million of accumulated and undistributed income of foreign subsidiaries. No applicable taxes have been provided because management intends for these earnings to be reinvested abroad indefinitely. Combined with an increase in international borrowings, these accumulated and undistributed earnings have and will continue to fund international acquisitions, new product introductions and other business building opportunities.

INFLATION

    Inflation has not had a material effect on the Companies' business to date. Management believes that the effects of changing prices and inflation in 1997 have been successfully managed with both margins and earnings being protected through a series of pricing adjustments, cost control programs and productivity gains. As of July 1, 1997, Nabisco's subsidiary in Brazil became non-highly inflationary for accounting translation purposes.

YEAR 2000 ISSUE

    The Year 2000 Issue stems from computer applications that were written using two digits rather than four digits to define the applicable year. The issue is whether computer systems will properly interpret date sensitive information when the year changes to 2000. Nabisco Holdings recognizes the issues associated with the Year 2000 problem and the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. Comprehensive reviews of all systems and applications, including key suppliers and vendors, are being conducted, implementation plans to resolve any issues are being formulated and certain corrective actions have commenced.

    Nabisco Holdings expects its Year 2000 compliance programs, which began in 1996, to be substantially completed in all material respects by mid-1999. The total cost of achieving Year 2000 compliance is estimated to be approximately $23 million, incurred from 1996 through 1999. All modification costs are expensed as incurred. Through December 31, 1997, approximately $5 million had been expensed.

ENVIRONMENTAL MATTERS

    Nabisco Holdings and its subsidiaries have been engaged in a continuing program to assure compliance with various federal, state and local governmental laws and regulations concerning the protection of the environment. This program has resulted in, and will likely continue to result in, annual expenditures of approximately $20 million. Nabisco Holdings or certain of its subsidiaries have been named "potentially responsible parties" with third parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or may have indemnification obligations with respect to fifteen sites. Liability under CERCLA is joint and several. Although it is difficult to identify precisely the estimated cost of resolving these CERCLA matters, management does not expect such expenditures or costs to have a material adverse effect on the financial condition or results of operations of Nabisco Holdings or Nabisco.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of Nabisco due to adverse changes in financial and commodity market prices and rates. Nabisco is exposed to market risk in the areas of foreign currency exchange rates, interest rates and commodity prices. These exposures are directly related to its international operations, its use of agricultural commodities in its operations, and its normal investing and funding activities. Nabisco has established various policies and procedures to manage its exposure to market risks, including the use of financial and commodity derivatives, which are highly correlated to its underlying exposures. Nabisco estimates its market risk due to changes in foreign currency rates, interest rates and commodity prices utilizing financial models called Value at Risk ("VaR"). VaR is a statistical measure of the potential loss in terms of fair value, cash flows or earnings of market risk sensitive instruments over a one-year horizon using a 95% confidence interval for changes in market rates and prices.

FOREIGN EXCHANGE AND INTEREST RATE EXPOSURE

    Upon reviewing its derivatives and other foreign currency and interest rate instruments, based on historical foreign currency rate movements and the fair values of market rate sensitive instruments at year-end, the Company does not believe that reasonably possible near-term changes in foreign currency or interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

COMMODITY PRICE EXPOSURE

    Based on either the Company's derivative commodity instruments or its net commodity exposure (derivatives plus physical contracts less anticipated future consumption), reasonably possible near-term changes in commodity prices, based on historical commodity price movements, would not result in a material effect on future earnings, fair values or cash flows of the Company.

                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements, particularly with respect to the overview section, environmental and capital expenditures, the year 2000 issue, market risk in the areas of foreign currency exchange rates, interest rates and commodity prices and restructuring savings, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are based on many assumptions and other factors including competitive pricing for products, success of new product innovations and acquisitions, economic conditions in countries where Nabisco Holdings' subsidiaries do business, and the effects of government regulation. Any changes in such assumptions or factors could produce significantly different results. For additional information concerning factors affecting future events and Nabisco Holdings' performance, see Part I, Items 1 through 3 and Part II Item 5 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Refer to the Index to Financial Statements on page 24 for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

    Item 10 is hereby incorporated by reference to Nabisco Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1998. Reference is also made regarding the executive officers of the Registrants to "Executive Officers of the Registrants" following Item 4 of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

    Item 11 is hereby incorporated by reference to Nabisco Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Item 12 is hereby incorporated by reference to Nabisco Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Item 13 is hereby incorporated by reference to Nabisco Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)               1.  The financial statements listed in the accompanying Index to Financial
                      Statements are filed as part of this report.
                  2.  The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.
(B)                   REPORTS ON FORM 8-K FILED IN FOURTH QUARTER 1997
                      Report on Form 8-K dated November 20, 1997, filing notice that H. John
                      Greeniaus, chairman and chief executive officer of Nabisco Holdings Corp., was retiring effective January 1, 1998, and that he would remain as a member of the board. The notice announced that the board of directors elected Steven F.
                      Goldstone, chairman and chief executive officer of RJR Nabisco, as chairman, and that James M. Kilts, was elected as president, chief executive officer and a director of Nabisco Holdings effective January 1, 1998.
(C)                   EXHIBITS
                      See Exhibit Index.
(D)                   FINANCIAL STATEMENT SCHEDULES.
                      None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Parsippany, State of New Jersey on March 10, 1998.

                                NABISCO HOLDINGS CORP.

                                By:             /s/ JAMES E. HEALEY
                                     ..........................................
                                                 (James E. Healey)
                                            Executive Vice President and
                                              Chief Financial Officer

                                              /s/ ROBERT A. SCHIFFNER
                                     ..........................................
                                               (Robert A. Schiffner)
                                               Senior Vice President
                                                   and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 1998.

                SIGNATURE                                 TITLE
------------------------------------------  ----------------------------------

                    *                       President and Chief Executive
 ..........................................    Officer (principal executive
             (James M. Kilts)                 officer) and Director

           /s/ JAMES E. HEALEY              Executive Vice President and
 ..........................................    Chief Financial Officer
            (James E. Healey)

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

                    *                       Director
 ..........................................
              (Herman Cain)

                    *                       Director
 ..........................................
           (John T. Chain, Jr.)

                    *                       Chairman of the Board of Directors
 ..........................................
          (Steven F. Goldstone)

                    *                       Director
 ..........................................
            (David B. Jenkins)

                    *                       Director
 ..........................................
             (Kay Koplovitz)

                    *                       Director
 ..........................................
          (John G. Medlin, Jr.)

                                *By:          /s/ JAMES A. KIRKMAN III
                                     ..........................................
                                               (James A. Kirkman III)
                                                  Attorney-in-Fact

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Parsippany, State of New Jersey on March 10, 1998.

                                NABISCO, INC.

                                By:             /s/ JAMES E. HEALEY
                                     ..........................................
                                                 (James E. Healey)
                                            Executive Vice President and
                                              Chief Financial Officer

                                              /s/ ROBERT A. SCHIFFNER
                                     ..........................................
                                               (Robert A. Schiffner)
                                               Senior Vice President
                                                   and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 1998.

                SIGNATURE                                 TITLE
------------------------------------------  ----------------------------------

                    *                       President and Chief Executive
 ..........................................    Officer (principal executive
             (James M. Kilts)                 officer) and Director

           /s/ JAMES E. HEALEY              Executive Vice President and
 ..........................................    Chief Financial Officer
            (James E. Healey)

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

                    *                       Director
 ..........................................
              (Herman Cain)

                    *                       Director
 ..........................................
           (John T. Chain, Jr.)

                    *                       Chairman of the Board of Directors
 ..........................................
          (Steven F. Goldstone)

                    *                       Director
 ..........................................
            (David B. Jenkins)

                    *                       Director
 ..........................................
             (Kay Koplovitz)

                    *                       Director
 ..........................................
          (John G. Medlin, Jr.)

                                *By:          /s/ JAMES A. KIRKMAN III
                                     ..........................................
                                               (James A. Kirkman III)
                                                  Attorney-in-Fact

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                ------------------
FINANCIAL STATEMENTS
  Management's Responsibility for Financial Statements........................................                 F-1
  Report of Deloitte & Touche LLP, Independent Auditors.......................................                 F-2
  Consolidated Statements of Income--Years Ended December 31, 1997, 1996 and 1995.............                 F-3
  Consolidated Statements of Cash Flows--Years Ended December 31, 1997, 1996 and 1995.........                 F-4
  Consolidated Balance Sheets--December 31, 1997 and 1996.....................................                 F-5
  Consolidated Statements of Shareholders' Equity--Years Ended December 31, 1997, 1996 and
    1995......................................................................................                 F-6
  Notes to Consolidated Financial Statements..................................................          F-7 - F-26

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

James M. Kilts
President and
Chief Executive Officer

James E. Healey
Executive Vice President and
Chief Financial Officer

             REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

Nabisco Holdings Corp.:
Nabisco, Inc.:

    We have audited the accompanying consolidated balance sheets of Nabisco Holdings Corp. ("Nabisco Holdings") and Nabisco, Inc. ("Nabisco") as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Nabisco Holdings and Nabisco at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Parsippany, New Jersey
January 26, 1998

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                            YEAR ENDED               YEAR ENDED              YEAR ENDED
                                                         DECEMBER 31, 1997       DECEMBER 31, 1996       DECEMBER 31, 1995
                                                      -----------------------  ----------------------  ----------------------
                                                       NABISCO                  NABISCO                 NABISCO
                                                       HOLDINGS     NABISCO    HOLDINGS     NABISCO    HOLDINGS     NABISCO
                                                      ----------  -----------  ---------  -----------  ---------  -----------
NET SALES...........................................  $    8,734   $   8,734   $   8,889   $   8,889   $   8,294   $   8,294
                                                      ----------  -----------  ---------  -----------  ---------  -----------
Costs and expenses:
  Cost of products sold.............................       4,950       4,950       5,226       5,226       4,776       4,776
  Selling, advertising, administrative and general
    expenses........................................       2,476       2,476       2,533       2,533       2,389       2,387
  Amortization of trademarks and goodwill...........         226         226         228         228         227         226
  Restructuring expense (Note 2)....................          --          --         428         428          --          --
                                                      ----------  -----------  ---------  -----------  ---------  -----------
      OPERATING INCOME..............................       1,082       1,082         474         474         902         905
Interest expense....................................        (326)       (326)       (329)       (329)       (349)       (345)
Other income (expense), net.........................         (32)        (32)        (32)        (32)        (17)        (17)
                                                      ----------  -----------  ---------  -----------  ---------  -----------
      Income before income taxes....................         724         724         113         113         536         543
Provision for income taxes..........................         293         293          96          96         222         224
                                                      ----------  -----------  ---------  -----------  ---------  -----------
      INCOME BEFORE EXTRAORDINARY ITEM..............         431         431          17          17         314         319
Extraordinary item--loss on early extinguishment of
  debt, net of income
  taxes (Note 9)....................................         (26)        (26)         --          --         (19)        (19)
                                                      ----------  -----------  ---------  -----------  ---------  -----------
      NET INCOME....................................  $      405   $     405   $      17   $      17   $     295   $     300
                                                      ----------  -----------  ---------  -----------  ---------  -----------
                                                      ----------  -----------  ---------  -----------  ---------  -----------
NET INCOME PER COMMON SHARE:
  Income before extraordinary item..................  $     1.63               $     .06               $    1.20
  Extraordinary item................................        (.10)                     --                    (.07)
                                                      ----------               ---------               ---------
      NET INCOME....................................  $     1.53               $     .06               $    1.13
                                                      ----------               ---------               ---------
                                                      ----------               ---------               ---------
NET INCOME PER COMMON SHARE
  ASSUMING DILUTION:
  Income before extraordinary item..................  $     1.61               $     .06               $    1.20
  Extraordinary item................................        (.10)                     --                    (.07)
                                                      ----------               ---------               ---------
      NET INCOME....................................  $     1.51               $     .06               $    1.13
                                                      ----------               ---------               ---------
                                                      ----------               ---------               ---------

DIVIDENDS DECLARED PER COMMON SHARE.................  $      .68               $   .6025               $   .4125
                                                      ----------               ---------               ---------
                                                      ----------               ---------               ---------
Average number of common shares outstanding (in
  thousands)........................................     265,057                 265,046                 261,262
                                                      ----------               ---------               ---------
                                                      ----------               ---------               ---------
Average number of common shares outstanding assuming
  dilution
  (in thousands)....................................     267,374                 266,248                 261,532
                                                      ----------               ---------               ---------
                                                      ----------               ---------               ---------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                                                   TWELVE
                                                                                                                   MONTHS
                                                                         TWELVE MONTHS         TWELVE MONTHS        ENDED
                                                                             ENDED                 ENDED          DECEMBER
                                                                       DECEMBER 31, 1997     DECEMBER 31, 1996    31, 1995
                                                                      --------------------  --------------------  ---------
                                                                       NABISCO               NABISCO               NABISCO
                                                                      HOLDINGS    NABISCO   HOLDINGS    NABISCO   HOLDINGS
                                                                      ---------  ---------  ---------  ---------  ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income........................................................  $     405  $     405  $      17  $      17  $     295
  Adjustments to reconcile net income to cash flows from operating activities:
      Depreciation of property, plant and equipment.................        277        277        270        270        244
      Amortization of intangibles...................................        226        226        228        228        227
      Deferred income tax provision (benefit).......................         11         11        (57)       (57)        76
      Restructuring expense, net of cash payments...................       (135)      (135)       348        348         --
      Changes in working capital items, net.........................       (167)      (189)       (87)       (87)      (212)
      Extraordinary item............................................         43         43         --         --         29
      Gain on sale of product lines before income taxes.............        (32)       (32)        --         --        (11)
      Other, net....................................................        (55)       (55)        31         31          9
                                                                      ---------  ---------  ---------  ---------  ---------
    Net cash flows from operating activities........................        573        551        750        750        657
                                                                      ---------  ---------  ---------  ---------  ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures..............................................       (392)      (392)      (437)      (437)      (513)
  Acquisition of businesses.........................................        (46)       (46)      (173)      (173)      (291)
  Proceeds from sale of businesses..................................         50         50         --         --        162
  Other, net........................................................         15         15         16         16         14
                                                                      ---------  ---------  ---------  ---------  ---------
    Net cash flows (used in) investing activities...................       (373)      (373)      (594)      (594)      (628)
                                                                      ---------  ---------  ---------  ---------  ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from the issuance of long-term debt..................      1,229      1,229         11         11      2,871
  Repayments of long-term debt......................................     (1,145)    (1,145)      (189)      (189)      (467)
  Increase (decrease) in notes payable..............................        (45)       (45)       151        151     (1,323)
  Dividends paid on common stock....................................       (175)      (175)      (155)      (155)       (73)
  Repurchase of Class A common stock................................        (22)        --         --         --         --
  Payment of intercompany debt......................................         --         --         --         --     (2,361)
  Net proceeds from issuance of Class A common stock................         --         --         --         --      1,201
  Nabisco Holdings capital contribution.............................         --         --         --         --         --
  Dividends and distribution paid to parent.........................         --         --         --         --         --
                                                                      ---------  ---------  ---------  ---------  ---------
    Net cash flows (used in) financing activities...................       (158)      (136)      (182)      (182)      (152)
                                                                      ---------  ---------  ---------  ---------  ---------
Effect of exchange rate changes on cash and cash equivalents........         (8)        (8)        (2)        (2)        (1)
                                                                      ---------  ---------  ---------  ---------  ---------
    Net change in cash and cash equivalents.........................         34         34        (28)       (28)      (124)
Cash and cash equivalents at beginning of period....................         93         93        121        121        245
                                                                      ---------  ---------  ---------  ---------  ---------
Cash and cash equivalents at end of period..........................  $     127  $     127  $      93  $      93  $     121
                                                                      ---------  ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------  ---------
Income taxes paid, net of refunds...................................  $     247  $     247  $     150  $     150  $      67
Interest paid.......................................................  $     358  $     358  $     334  $     334  $     330



                                                                       NABISCO
                                                                      ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income........................................................  $     300
  Adjustments to reconcile net income to cash flows from operating activities:
      Depreciation of property, plant and equipment.................        244
      Amortization of intangibles...................................        226
      Deferred income tax provision (benefit).......................         76
      Restructuring expense, net of cash payments...................         --
      Changes in working capital items, net.........................       (205)
      Extraordinary item............................................         29
      Gain on sale of product lines before income taxes.............        (11)
      Other, net....................................................          9
                                                                      ---------
    Net cash flows from operating activities........................        668
                                                                      ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures..............................................       (513)
  Acquisition of businesses.........................................       (291)
  Proceeds from sale of businesses..................................        162
  Other, net........................................................         14
                                                                      ---------
    Net cash flows (used in) investing activities...................       (628)
                                                                      ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from the issuance of long-term debt..................      2,871
  Repayments of long-term debt......................................       (467)
  Increase (decrease) in notes payable..............................     (1,323)
  Dividends paid on common stock....................................         --
  Repurchase of Class A common stock................................         --
  Payment of intercompany debt......................................     (2,293)
  Net proceeds from issuance of Class A common stock................         --
  Nabisco Holdings capital contribution.............................      1,487
  Dividends and distribution paid to parent.........................       (438)
                                                                      ---------
    Net cash flows (used in) financing activities...................       (163)
                                                                      ---------
Effect of exchange rate changes on cash and cash equivalents........         (1)
                                                                      ---------
    Net change in cash and cash equivalents.........................       (124)
Cash and cash equivalents at beginning of period....................        245
                                                                      ---------
Cash and cash equivalents at end of period..........................  $     121
                                                                      ---------
                                                                      ---------
Income taxes paid, net of refunds...................................  $      67
Interest paid.......................................................  $     330

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                          DECEMBER 31, 1997       DECEMBER 31, 1996
                                                                        ----------------------  ----------------------
                                                                          NABISCO                 NABISCO
                                                                         HOLDINGS     NABISCO    HOLDINGS     NABISCO
                                                                        -----------  ---------  -----------  ---------
ASSETS
Current assets:
  Cash and cash equivalents...........................................   $     127   $     127   $      93   $      93
  Accounts receivable, net............................................         521         521         556         556
  Deferred income taxes...............................................          27          27          55          55
  Inventories.........................................................         865         865         879         879
  Prepaid expenses....................................................          59          59          46          46
                                                                        -----------  ---------  -----------  ---------
      TOTAL CURRENT ASSETS............................................       1,599       1,599       1,629       1,629
                                                                        -----------  ---------  -----------  ---------
Property, plant and equipment--at cost................................       5,040       5,040       4,798       4,798
Less accumulated depreciation.........................................      (1,713)     (1,713)     (1,511)     (1,511)
                                                                        -----------  ---------  -----------  ---------
  Net property, plant and equipment...................................       3,327       3,327       3,287       3,287
                                                                        -----------  ---------  -----------  ---------
Trademarks, net of accumulated amortization of $1,070 and $969,
  respectively........................................................       3,725       3,725       3,856       3,856
Goodwill, net of accumulated amortization of $834 and $732,
  respectively........................................................       3,343       3,343       3,451       3,451
Other assets and deferred charges.....................................         133         133          67          67
                                                                        -----------  ---------  -----------  ---------
                                                                         $  12,127   $  12,127   $  12,290   $  12,290
                                                                        -----------  ---------  -----------  ---------
                                                                        -----------  ---------  -----------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.......................................................   $     180   $     180   $     251   $     251
  Accounts payable....................................................         435         435         427         427
  Accrued liabilities.................................................         883         828       1,155       1,113
  Intercompany payable to Nabisco Holdings............................          --          13          --          32
  Current maturities of long-term debt................................          21          21          24          24
  Income taxes accrued................................................         131         131         112         112
                                                                        -----------  ---------  -----------  ---------
      TOTAL CURRENT LIABILITIES.......................................       1,650       1,608       1,969       1,959
                                                                        -----------  ---------  -----------  ---------
Long-term debt (less current maturities)..............................       4,334       4,334       4,213       4,213
Other noncurrent liabilities..........................................         646         646         708         708
Deferred income taxes.................................................       1,293       1,293       1,316       1,316
Commitments (Note 11)
Stockholders' equity:
  Class A common stock (51,137,653 and 51,819,653 shares issued and
    outstanding at December 31, 1997 and 1996, respectively)..........           1          --           1          --
  Class B common stock (213,250,000 shares issued and outstanding at
    December 31, 1997 and 1996).......................................           2          --           2          --
  Paid-in capital.....................................................       4,087       4,141       4,087       4,141
  Retained earnings...................................................         268         225          43          --
  Treasury stock, at cost.............................................         (32)         --          --          --
  Cumulative translation adjustment...................................        (120)       (120)        (47)        (47)
  Notes receivable on common stock purchases..........................          (2)         --          (2)         --
                                                                        -----------  ---------  -----------  ---------
      TOTAL STOCKHOLDERS' EQUITY......................................       4,204       4,246       4,084       4,094
                                                                        -----------  ---------  -----------  ---------
                                                                         $  12,127   $  12,127   $  12,290   $  12,290
                                                                        -----------  ---------  -----------  ---------
                                                                        -----------  ---------  -----------  ---------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (DOLLARS IN MILLIONS AND SHARES IN THOUSANDS)

                                                                              NABISCO HOLDINGS
                                                -----------------------------------------------------------------------------
                                                      COMMON STOCK                                  CUMULATIVE
                                                -------------------------   PAID-IN    RETAINED     TRANSLATION    TREASURY
                                                  SHARES       AMOUNT       CAPITAL    EARNINGS     ADJUSTMENT       STOCK
                                                ----------  -------------  ---------  -----------  -------------  -----------
Balances, January 1, 1995.....................                             $   2,880
Issue Class B shares to RJRN..................     213,250    $       2           (2)
Sale of Class A shares to public, and
  contribution to Nabisco.....................      51,750            1        1,207
Net income....................................                                         $     295
Parent contribution to Nabisco................
Dividends declared............................                                              (109)
Cumulative translation adjustment.............                                                       $     (30)
                                                                     --
                                                ----------                 ---------       -----         -----           ---
Balances, December 31, 1995...................     265,000            3        4,085         186           (30)
Net income....................................                                                17
Dividends declared............................                                              (160)
Class A shares issued.........................          70           --            2
Cumulative translation adjustment.............                                                             (17)
                                                                     --
                                                ----------                 ---------       -----         -----           ---
Balances, December 31, 1996...................     265,070            3        4,087          43           (47)
Net income....................................                                               405
Dividends declared............................                                              (180)
Cumulative translation adjustment.............                                                             (73)
Repurchase of Class A shares..................        (682)                                                        $     (32)
                                                                     --
                                                ----------                 ---------       -----         -----           ---
Balances, December 31, 1997...................     264,388    $       3    $   4,087   $     268     $    (120)    $     (32)
                                                                     --
                                                                     --
                                                ----------                 ---------       -----         -----           ---
                                                ----------                 ---------       -----         -----           ---

                                                    NOTES
                                                 RECEIVABLE
                                                -------------
Balances, January 1, 1995.....................
Issue Class B shares to RJRN..................
Sale of Class A shares to public, and
  contribution to Nabisco.....................
Net income....................................
Parent contribution to Nabisco................
Dividends declared............................
Cumulative translation adjustment.............
                                                         --
Balances, December 31, 1995...................
Net income....................................
Dividends declared............................
Class A shares issued.........................    $      (2)
Cumulative translation adjustment.............
                                                         --
Balances, December 31, 1996...................           (2)
Net income....................................
Dividends declared............................
Cumulative translation adjustment.............
Repurchase of Class A shares..................
                                                         --
Balances, December 31, 1997...................    $      (2)
                                                         --
                                                         --

                                                                                                     NABISCO
                                                                                      -------------------------------------
                                                                                                               CUMULATIVE
                                                                                       PAID-IN    RETAINED     TRANSLATION
                                                                                       CAPITAL    EARNINGS     ADJUSTMENT
                                                                                      ---------  -----------  -------------
Balances, January 1, 1995...........................................................  $   2,928
Nabisco Holdings' capital contribution from the sale of its Class A shares..........      1,210
Net income..........................................................................              $     300
Nabisco Holdings' capital contribution..............................................         36
Dividends declared..................................................................                   (190)
Cumuative translation adjustment....................................................                            $     (30)
                                                                                      ---------       -----         -----
Balances, December 31, 1995.........................................................      4,174         110           (30)
Net income..........................................................................                     17
Dividends declared..................................................................        (33)       (127)
Cumulative translation adjustment...................................................                                  (17)
                                                                                      ---------       -----         -----
Balances, December 31, 1996.........................................................      4,141          --           (47)
Net income..........................................................................                    405
Dividends declared..................................................................                   (180)
Cumulative translation adjustment...................................................                                  (73)
                                                                                      ---------       -----         -----
Balances, December 31, 1997.........................................................  $   4,141   $     225     $    (120)
                                                                                      ---------       -----         -----
                                                                                      ---------       -----         -----

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

    Prior to January 26, 1995, Nabisco Holdings was a direct wholly-owned subsidiary of RJR Nabisco, Inc. ("RJRN") which is a direct wholly owned subsidiary of RJR Nabisco Holdings Corp. ("RJRN Holdings"). On January 26, 1995 Nabisco Holdings completed the initial public offering (the "Nabisco Holdings Common Stock Offering") of 51,750,000 shares of its Class A Common Stock, par value $.01 per share (the "Class A Common Stock"). RJRN owns 100% of the outstanding Class B Common Stock, par value $.01 per share, of Nabisco Holdings (the "Class B Common Stock") which currently represents approximately 80.7% of the economic interest in Nabisco Holdings and approximately 97.7% of the combined voting power of Nabisco Holdings outstanding Class A Common Stock and Class B Common Stock (collectively, the "Common Stock").

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

    CASH EQUIVALENTS

    Cash equivalents include all short-term, highly liquid investments that are readily convertible to known amounts of cash and so near maturity that they present an insignificant risk of changes in value because of changes in interest rates. Cash equivalents at December 31, 1997 and 1996, valued at cost (which approximated market value), totaled $76 million and $57 million, respectively.

    INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined principally under the first-in, first-out method.

    COMMODITY CONTRACTS

    Nabisco accounts for changes in the market value of futures contracts as an addition to, or reduction from, the raw material inventory cost. Market value changes are recorded in cost of products sold when the related finished products are sold. Due to wide fluctuations in the market prices for various agricultural commodities, Nabisco frequently enters into futures contracts to hedge the price risk associated with anticipated purchases.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEPRECIATION

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

    ADVERTISING

    Advertising costs are generally expensed as incurred. Advertising expense was $223 million, $201 million and $231 million for the years ended December 31, 1997, 1996 and 1995, respectively.

    RESEARCH AND DEVELOPMENT

    Research and development expenses, which are expensed as incurred, were $95 million, $105 million and $109 million for the years ended December 31, 1997, 1996 and 1995, respectively.

    INTEREST RATE ARRANGEMENTS

    Nabisco uses interest rate swaps and caps to effectively hedge interest rate exposures. In both types of hedges, the differential to be paid or received is accrued and recognized in interest expense and may change as market interest rates change. If an arrangement is terminated or effectively terminated prior to maturity, then the realized or unrealized gain or loss is effectively recognized over the remaining original life of the agreement if the hedged item remains outstanding, or immediately, if the underlying hedged instrument does not remain outstanding. If the arrangement is not terminated or effectively terminated prior to maturity, but the underlying hedged instrument is no longer outstanding, then the unrealized gain or loss on the related interest rate swap or cap is recognized immediately.

    FOREIGN CURRENCY ARRANGEMENTS

    The forward foreign exchange contracts and other hedging arrangements entered into by Nabisco generally mature at the time the hedged foreign currency transactions are settled. Gains or losses on

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) forward foreign currency transactions are determined by changes in market rates and are generally included at settlement in the basis of the underlying hedged transaction. To the extent that the foreign currency transaction does not occur, gains and losses are recognized immediately.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131. Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which establishes standards for the way that public business enterprises report information about operating segments. Nabisco Holdings and Nabisco have not completed their assessment of SFAS No. 131. However, it is anticipated that, at a minimum, operating segments would consist of the U.S. biscuit business, all other U.S. food and international food businesses. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and will be adopted in the fourth quarter of 1998.

    NET INCOME PER SHARE

    Per share data has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which was adopted in the fourth quarter of 1997. Net income per share is based on the weighted average number of shares outstanding during the period. Net income per share assuming dilution is based on the weighted average number of shares and common equivalent shares for stock options outstanding during the period.

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

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--OPERATIONS

NATURE OF OPERATIONS

    Nabisco Holdings and its subsidiaries comprise one of the largest food companies in the world. Nabisco is the largest U.S. manufacturer and marketer of cookies and crackers and a manufacturer and marketer of a broad range of other food products including margarine, sauces and condiments, nuts, snacks, non-chocolate candy, chewing gum, hot cereals and pet snacks. Food operations outside of the United States are conducted by Nabisco International, Inc. and Nabisco Ltd, subsidiaries of Nabisco. Nabisco Ltd conducts Nabisco's Canadian operations, producing and selling cookies and crackers, canned fruits and vegetables, fruit juices, pet snacks, pasta and baking powder throughout Canada. Nabisco International, Inc. is a leading producer of biscuits, powdered desserts and drink mixes, baking powder, and other grocery items, as well as industrial yeast and baking ingredients. Nabisco International, Inc. also exports a variety of Nabisco products to markets in Europe and Asia from the United States and is one of the largest multinational packaged food companies in Latin America.

    Food products are sold under trademarks owned or licensed by Nabisco and brand recognition is considered essential to their successful marketing. None of Nabisco's customers accounted for more than 10% of sales for 1997. At December 31, 1997, Nabisco had approximately 53,000 full time employees. Most of the unionized workers at Nabisco's domestic locations are represented under a national contract with the Bakery, Confectionery and Tobacco Workers International Union, which was ratified in August 1996 and which will expire in August 2001. Other unions represent the employees at a number of Nabisco locations. Nabisco Holdings believes that Nabisco's relations with these employees and with their unions are good.

ACQUISITIONS

    In recent years, subsidiaries of Nabisco Holdings have completed a number of acquisitions to expand the domestic and international food businesses. In December, 1997, Nabisco acquired the stock of Cornnuts, Inc., a manufacturer of crispy corn kernel snacks, for approximately $51 million. As of December 31, 1997, the acquisition was carried in other assets in the consolidated balance sheet pending completion of the purchase price allocation.

    During 1996, subsidiaries of Nabisco acquired the stock of the Mayco and Capri biscuit businesses and the Vizzolini pasta business in Argentina, the stock of Pilar, a Brazilian biscuit business, and the stock of Fontaneda, a Spanish biscuit business. In addition, Nabisco formed the Nabisco Taiwan Corporation which purchased the biscuit, confectionery and snack food assets of a Taiwanese manufacturer. These acquisitions were accounted for as purchases with an aggregate purchase price of $203 million resulting in additional goodwill of $98 million.

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

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--OPERATIONS (CONTINUED)
DISPOSALS AND OTHER

    In June 1997, Nabisco sold certain domestic regional brands for $50 million that resulted in a $32 million gain ($19 million after tax). In addition, non-recurring expenses of $31 million ($18 million after tax) were recognized which included a $14 million provision for an additional write-down of a business held for sale; $10 million expense for the reorganization of the U.S. Foods Group selling organization; and $7 million expense for international headquarters relocation. The net $1 million pre-tax gain from these items is included in selling, advertising, administrative and general expenses in the Consolidated Statements of Income.

    In 1995, operating income was increased by an $11 million net gain related to the sale of the Ortega Mexican food and the New York Style Bagel Chip businesses for $162 million.

RESTRUCTURING EXPENSE

    Nabisco recorded a restructuring expense of $428 million ($300 million after tax) in the second quarter of 1996. The restructuring program, which was undertaken to streamline operations and improve profitability, was substantially completed during 1997. In addition to the restructuring expense, approximately $97 million ($57 million after tax) was recognized during 1996 for implementation and integration expenses, principally for training and relocation of employees and equipment.

    The major components of the $428 million restructuring expense were domestic sales force reorganizations and other domestic and international workforce reductions totalling approximately 6,000 employees, product line rationalizations, non-strategic product line write-downs, contract terminations, and plant closures and facility reorganizations. The restructuring expense consisted of approximately $353 million for the domestic food business and approximately $75 million for the international food business, primarily for Brazil, Canada and Iberia.

NOTE 3--ACCOUNTS RECEIVABLE

    Nabisco maintains an arrangement to sell for cash substantially all of its domestic trade accounts receivable to a financial institution. In addition, similar arrangements have been established for the sale of trade accounts receivable by certain foreign subsidiaries.

NOTE 4--INVENTORIES

    The major classes of inventory are shown in the table below (in millions):

                                                                  DECEMBER 31,     DECEMBER 31,
                                                                      1997             1996
                                                                 ---------------  ---------------
Finished products..............................................     $     540        $     536
Raw materials..................................................           182              199
Other..........................................................           143              144
                                                                        -----            -----
    Total......................................................     $     865        $     879
                                                                        -----            -----
                                                                        -----            -----

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--PROPERTY, PLANT AND EQUIPMENT

    Components of property, plant and equipment were as follows (in millions):

                                                                   DECEMBER 31,   DECEMBER 31,
                                                                       1997           1996
                                                                   -------------  -------------
Land and land improvements.......................................    $     199      $     199
Buildings and leasehold improvements.............................          942            935
Machinery and equipment..........................................        3,509          3,245
Construction-in-process..........................................          390            419
                                                                        ------         ------
                                                                         5,040          4,798
Less accumulated depreciation....................................       (1,713)        (1,511)
                                                                        ------         ------
    Net property, plant and equipment............................    $   3,327      $   3,287
                                                                        ------         ------
                                                                        ------         ------

NOTE 6--NOTES PAYABLE

    Notes payable consist of notes payable to banks by foreign subsidiaries and $26 million and $45 million of commercial paper borrowings by the company's Canadian subsidiary as of December 31, 1997 and 1996, respectively. The weighted average interest rate on all notes payable and commercial paper borrowings was 7.6% and 13% at December 31, 1997 and 1996. The weighted average interest rates include nominal borrowing rates in highly inflationary countries, primarily in Latin America.

NOTE 7--ACCRUED LIABILITIES

    Accrued liabilities consisted of the following (in millions):

                                                                    DECEMBER 31,    DECEMBER 31,
                                                                        1997            1996
                                                                   ---------------  -------------
Payroll and employee benefits....................................     $     269       $     292
Marketing and advertising........................................           217             259
Restructuring....................................................            43             151
Insurance........................................................            50              63
Taxes, other than income taxes...................................            46              55
Interest.........................................................            38              57
All other........................................................           165             236
                                                                          -----          ------
        Nabisco..................................................           828           1,113
Dividends payable on Common Stock................................            46              41
Other accrued liabilities........................................             9               1
                                                                          -----          ------
        Nabisco Holdings.........................................     $     883       $   1,155
                                                                          -----          ------
                                                                          -----          ------

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--INCOME TAXES

    The provision (benefit) for income taxes before extraordinary item consisted of the following (in millions):

                                                             YEAR ENDED                YEAR ENDED                YEAR ENDED
                                                            DECEMBER 31,              DECEMBER 31,              DECEMBER 31,
                                                                1997                      1996                      1995
                                                      ------------------------  ------------------------  ------------------------
                                                        NABISCO                   NABISCO                   NABISCO
                                                       HOLDINGS      NABISCO     HOLDINGS      NABISCO     HOLDINGS      NABISCO
                                                      -----------  -----------  -----------  -----------  -----------  -----------
Current:
  Federal...........................................   $     211    $     211    $     119    $     119    $      63    $      65
  Foreign and other.................................          71           71           34           34           83           83
                                                           -----        -----        -----        -----        -----        -----
                                                             282          282          153          153          146          148
                                                           -----        -----        -----        -----        -----        -----
Deferred:
  Federal...........................................           2            2          (81)         (81)          72           72
  Foreign and other.................................           9            9           24           24            4            4
                                                           -----        -----        -----        -----        -----        -----
                                                              11           11          (57)         (57)          76           76
                                                           -----        -----        -----        -----        -----        -----
Provision for income taxes..........................   $     293    $     293    $      96    $      96    $     222    $     224
                                                           -----        -----        -----        -----        -----        -----
                                                           -----        -----        -----        -----        -----        -----

    The components of the deferred income tax (assets) and liabilities at December 31, 1997 and 1996 were as follows (in millions):

                                                                                                  1997         1996
                                                                                               -----------  -----------
Current deferred income tax assets:
  Accrued liabilities........................................................................   $     (32)   $     (41)
  Other......................................................................................          (1)         (20)
                                                                                               -----------  -----------
      Total current deferred income tax assets...............................................         (33)         (61)
  Valuation allowance........................................................................           6            6
                                                                                               -----------  -----------
      Net current deferred income tax assets.................................................   $     (27)   $     (55)
                                                                                               -----------  -----------

Non-current deferred income tax assets:
  Pension liabilities........................................................................   $     (31)   $     (29)
  Other postretirement liabilities...........................................................        (150)        (138)
  Accrued liabilities and other..............................................................        (109)        (195)
                                                                                               -----------  -----------
      Total non-current deferred income tax assets before valuation allowance................        (290)        (362)
  Valuation allowance, primarily foreign net operating losses................................          77           83
                                                                                               -----------  -----------
      Net non-current deferred income tax assets.............................................        (213)        (279)
                                                                                               -----------  -----------
Non-current deferred income tax liabilities:
  Property, plant and equipment..............................................................         336          315
  Trademarks.................................................................................       1,059        1,112
  Other......................................................................................         111          168
                                                                                               -----------  -----------
      Total non-current deferred income tax liabilities......................................       1,506        1,595
                                                                                               -----------  -----------
      Net non-current deferred income tax liabilities........................................   $   1,293    $   1,316
                                                                                               -----------  -----------
                                                                                               -----------  -----------

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--INCOME TAXES (CONTINUED)
    Pre-tax income before extraordinary item for domestic and foreign operations is shown in the following table (in millions):

                                                             YEAR ENDED                YEAR ENDED                YEAR ENDED
                                                            DECEMBER 31,              DECEMBER 31,              DECEMBER 31,
                                                                1997                      1996                      1995
                                                      ------------------------  ------------------------  ------------------------
                                                        NABISCO                   NABISCO                   NABISCO
                                                       HOLDINGS      NABISCO     HOLDINGS      NABISCO     HOLDINGS      NABISCO
                                                      -----------  -----------  -----------  -----------  -----------  -----------

Domestic (includes U.S. exports)....................   $     553    $     553    $      --    $      --    $     346    $     353
Foreign.............................................         171          171          113          113          190          190
                                                           -----        -----        -----        -----        -----        -----
Pre-tax income......................................   $     724    $     724    $     113    $     113    $     536    $     543
                                                           -----        -----        -----        -----        -----        -----
                                                           -----        -----        -----        -----        -----        -----

    The differences between the provision for income taxes and income taxes computed at statutory U.S. federal income tax rates are explained as follows:

                                                      YEAR ENDED                YEAR ENDED                YEAR ENDED
                                                     DECEMBER 31,              DECEMBER 31,              DECEMBER 31,
                                                         1997                      1996                      1995
                                               ------------------------  ------------------------  ------------------------
                                                 NABISCO                   NABISCO                   NABISCO
                                                HOLDINGS      NABISCO     HOLDINGS      NABISCO     HOLDINGS      NABISCO
                                               -----------  -----------  -----------  -----------  -----------  -----------
Reconciliation from statutory rate to
  effective rate:
Income taxes computed at statutory U.S.
  federal income tax rates...................        35.0%        35.0%        35.0%        35.0%        35.0%        35.0%
State taxes, net of federal benefit..........         2.9          2.9          7.3          7.3          3.2          3.1
Goodwill amortization........................         4.2          4.2         32.5         32.5          5.6          5.5
Taxes on foreign operations at rates other
  than statutory U.S. federal rate...........        (1.4)        (1.4)        10.2         10.2          (.5)         (.6)
Other items, net.............................         (.2)         (.2)          --           --         (1.9)        (1.7)
                                                    -----        -----        -----        -----        -----        -----
Effective Tax Rate...........................        40.5%        40.5%        85.0%        85.0%        41.4%        41.3%
                                                    -----        -----        -----        -----        -----        -----
                                                    -----        -----        -----        -----        -----        -----

    The reported tax rate of 85% in 1996 resulted from the greater impact of nondeductible goodwill amortization relative to income before income taxes, which includes the June 1996 restructuring expense, and from the 30% effective tax rate on the June 1996 restructuring expense. Excluding the restructuring expense and related tax benefit, the effective tax rate was 41.4% for 1996.

    At December 31, 1997, there was $620 million of accumulated and undistributed income of foreign subsidiaries. These earnings are intended by management to be reinvested abroad indefinitely. Accordingly, no applicable U.S. federal deferred income taxes have been provided nor is a determination of the amount of unrecognized U.S. federal deferred income taxes practicable.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--LONG-TERM DEBT

    Long-term debt consisted of the following (in millions):

                                                                   DECEMBER 31,   DECEMBER 31,
                                                                       1997           1996
                                                                   -------------  -------------
Commercial paper, average interest rates of 6.2% and 5.8%........    $   1,991      $   1,175
Exchange Securities:
  8.3% notes due April 15, 1999..................................          106            538
  8.0% notes due January 15, 2000................................          147            688
  6.8% notes due September 1, 2001...............................           80             94
  Other notes....................................................           15             20
6.7% notes due June 15, 2002.....................................          400            400
6.85% notes due June 15, 2005....................................          399            399
7.05% notes due July 15, 2007....................................          400            400
7.55% debentures due June 15, 2015...............................          399            399
5.85% notes due August 26, 2009..................................          200             --
Other long-term debt.............................................          218            124
Less current maturities..........................................          (21)           (24)
                                                                        ------         ------
  Total..........................................................    $   4,334      $   4,213
                                                                        ------         ------
                                                                        ------         ------

    The payment of long-term debt through December 31, 2002 is due as follows (in millions); 1999-- $120; 2000--$241; 2001--$1,479 and 2002--$1,071.

    Nabisco Holdings and Nabisco maintain a five-year $1.5 billion revolving credit facility and a 364-day $1.381 billion credit facility primarily to support commercial paper issuances. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a three-year term loan at Nabisco's option. The commitments under the revolving credit facility decline to approximately $1.46 billion in the final year. Borrowings under the revolving credit facility bear interest at rates which vary with the prime rate or LIBOR. Borrowings outstanding under the 364-day credit facility bear interest at rates which vary with LIBOR. At December 31, 1997, approximately $890 million was available under the revolving credit facility and the 364-day credit facility was fully utilized to support commercial paper borrowings. Similar facilities were in place during 1996 and 1995.

    Commercial paper borrowings have been included under long-term debt based on Nabisco's intention, and ability under its credit facilities, to refinance these borrowings for more than one year.

    The Nabisco credit facilities generally restrict common and preferred dividends and distributions after April 28, 1995 by Nabisco Holdings to holders of its equity securities to an aggregate amount equal to $300 million plus 50% of Nabisco Holdings' cumulative consolidated net income after January 1, 1995.

    The Nabisco credit facilities limit the ability of Nabisco Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, acquire, sell or dispose of certain assets and securities and engage in certain mergers or consolidations. In addition, certain RJRN credit agreements indirectly limit the issuance of equity securities, beyond certain substantial amounts, by Nabisco and Nabisco Holdings and the sale or disposition of certain of their assets. Nabisco and Nabisco Holdings believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--LONG-TERM DEBT (CONTINUED)
    In August 1997, Nabisco issued $200 million of floating rate (5.85% at December 31, 1997) notes due August 2009 which are putable and callable in August 1999. The interest rate for the first two years varies with LIBOR and, unless the notes are put, is set thereafter, at a fixed rate of 6.2% plus Nabisco's future credit spread on ten-year treasury notes.

    In December 1997, Nabisco completed a tender offer and redeemed $432 million of its $538 million 8.3% notes due 1999 and $541 million of its $688 million outstanding 8% notes due 2000. An extraordinary loss of $43 million ($26 million after tax) was recorded for this transaction. The redemption of these notes was financed with additional short-term borrowings, which in turn were refinanced by the issuance of long-term debt in January 1998.

    In January 1998, Nabisco issued $400 million of 6% notes due February 15, 2011 which are putable and callable on February 15, 2001; $300 million of 6 1/8% notes due February 1, 2033 which are putable and callable on February 1, 2003; and $300 million of 6 3/8% notes due February 1, 2035 which are putable and callable on February 1, 2005. Unless the notes are put, the interest rates on the 6% notes, the 6 1/8% notes and the 6 3/8% notes are reset on the applicable put/call date at 5.75%, 6.07% and 6.07%, respectively, plus, in each case, Nabisco's future credit spread on treasury notes of comparable maturities. The net proceeds from these notes were used to repay commercial paper.

    Nabisco Holdings and its subsidiaries repaid $2,361 million of intercompany debt to RJRN and its non-Nabisco subsidiaries during 1995. Together with Nabisco's issuance of the Exchange Securities (defined below), these transactions eliminated the entire $4.1 billion of intercompany indebtedness to RJRN and its non-Nabisco affiliates that was outstanding on December 31, 1994. These transactions enabled Nabisco to obtain long-term financing independent of RJRN.

    In June 1995, RJRN and Nabisco consummated offers to exchange approximately $1.8 billion aggregate principal amount of newly issued notes and debentures (the "Exchange Securities") of Nabisco for the same amount of notes and debentures issued by RJRN. As part of the transaction, RJRN returned to Nabisco approximately $1.8 billion of intercompany notes that had been issued by Nabisco and held by a non-Nabisco affiliate of RJRN. The Exchange Securities issued by Nabisco have principal amounts, interest rates, maturities and redemption provisions identical to the corresponding securities issued by RJRN.

    On June 28, 1995, Nabisco issued $400 million principal amount of 6.70% Notes Due 2002, $400 million principal amount of 6.85% Notes Due 2005, and $400 million principal amount of 7.55% Debentures Due 2015. On July 14, 1995, Nabisco issued $400 million principal amount of 7.05% Notes Due 2007. The net proceeds from the issuance of such debt securities were used to repay a portion of the borrowings under its 1995 credit facility.

    An extraordinary loss of $29 million ($19 million after tax) was recorded in 1995 in connection with the refinancing of certain long-term debt.

    The estimated fair value approximated the carrying amount of long-term debt at December 31, 1997 and 1996. Considerable judgment was required in interpreting market data to develop the estimates of fair value. In addition, the use of different market assumptions and/or estimation methodologies may have had a material effect on the estimated fair value amounts. Accordingly, the estimated fair value of long-term debt as of December 31, 1997 and 1996 is not necessarily indicative of the amounts that Nabisco could realize in a current market exchange.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--RELATED PARTY TRANSACTIONS

INTEREST EXPENSE

    For the year ended December 31, 1995 interest expense included Nabisco and Nabisco Holdings' payments to RJRN and affiliates of $134 million and $7 million, respectively.

GENERAL AND ADMINISTRATIVE COSTS

    Commencing in 1995, RJRN Holdings, RJRN and Nabisco Holdings entered into an agreement to exchange certain administrative services. The net cost of such services to Nabisco Holdings for the years ended December 31, 1997, 1996 and 1995 was not material.

NOTE 11--COMMITMENTS

    At December 31, 1997, other commitments totalled approximately $210 million, principally for the purchase of machinery and equipment, minimum operating lease commitments and other contractual arrangements. Rent expense, including operating leases was $84 million, $77 million and $70 million for the three years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 12--FINANCIAL INSTRUMENTS

INTEREST RATE ARRANGEMENTS

    Nabisco Holdings manages interest rate exposure by adjusting the mix of floating rate debt and fixed rate debt. As part of such management of interest rate exposure, Nabisco has entered into various derivative instruments to (i) partially hedge the interest rate exposure on its floating rate debt; (ii) swap a portion of its fixed rate debt to floating rate debt; and (iii) lock in the call premium and initial interest rates related to the January 1998 issuance of $1.0 billion of putable/callable notes.

    At December 31, 1997, outstanding interest rate caps had an aggregate notional principal amount of $1,574 million, of which $500 million become effective during 1998. These contracts expire at various dates throughout 1998. The estimated fair values of these arrangements as of December 31, 1997, and similar arrangements as of December 31, 1996, were favorable by less than $1 million and unfavorable by less than $1 million, respectively.

    At December 31, 1997, outstanding interest rate swaps for $300 million notional principal amount, expiring in early 1999, had estimated fair values which were unfavorable by approximately $1 million.

    In November 1997, Nabisco locked in the value of the anticipated call premium associated with the call option feature included in the $1.0 billion of putable/callable notes issued in January 1998. This was accomplished by selling $900 million of notional principal call options on the yield to maturity for the applicable U.S. Treasury securities on the applicable putable/callable date. Nabisco also sold $600 million notional principal amount of U. S. Treasury securities to lock in the anticipated initial interest rates on these notes. The estimated fair values of these arrangements as of December 31, 1997 were unfavorable by approximately $16 million.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--FINANCIAL INSTRUMENTS (CONTINUED)
    Estimated fair values for all interest rate arrangements were based on calculations by independent third parties.

FOREIGN CURRENCY ARRANGEMENTS

    At December 31, 1997 and 1996, Nabisco had outstanding forward foreign exchange contracts with banks to purchase and sell an aggregate amount of $82 million and $72 million, respectively. Such contracts were primarily entered into to hedge certain international subsidiary debt. The purpose of Nabisco's foreign currency hedging activities is to protect Nabisco from risk that the eventual dollar cash flows resulting from transactions with international parties will be adversely affected by changes in exchange rates. Based on calculations from independent third parties, the estimated fair value of these arrangements as of December 31, 1997 was favorable by approximately $2 million and as of December 31, 1996 was approximately equal to the committed amount.

MARKET AND CREDIT RISK

    The outstanding interest rate and foreign currency arrangements involve, to varying degrees, elements of market risk as a result of potential changes in foreign currency exchange rates. To the extent that the financial instruments entered into remain outstanding as effective hedges of existing foreign currency exposure, the impact of such potential changes in foreign currency exchange rates on the financial instruments entered into would offset the related impact on the items being hedged. Also, Nabisco may be exposed to credit losses in the event of non-performance by the counterparties to these financial instruments. However, management continually monitors its positions and the credit rating of its counterparties and therefore, does not anticipate any non-performance.

    There are no significant concentrations of credit risk with any individual counterparties or groups of counterparties as a result of any financial instruments entered into including those financial instruments discussed above.

NOTE 13--STOCKHOLDERS' EQUITY

NABISCO HOLDINGS

    The authorized capital stock of Nabisco Holdings consists of (a) 1 billion shares of Common Stock, par value $.01 per share, of which (i) 265,000,000 shares have been designated as Class A Common Stock, of which 51,750,000 shares were issued during 1995, (ii) 213,250,000 shares have been designated as Class B Common Stock, all of which were issued during 1995 and are outstanding, (iii) the remaining 521,750,000 shares may be designated by the board of directors as either Class A or Class B Common Stock prior to issuance, and (b) 75,000,000 shares of Preferred Stock, par value $.01 per share, of which no shares have been issued.

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

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--STOCKHOLDERS' EQUITY (CONTINUED)
    RJRN Holdings beneficially owns 100% of the Class B Common Stock of Nabisco Holdings which represents 80.7% of the economic interest and 97.7% of the combined voting power of the Common Stock as of December 31, 1997. Any shares of Class B Common Stock disposed of by RJRN shall automatically convert to shares of Class A Common Stock on a share-for-share basis upon such disposition, except for (i) a disposition to RJRN Holdings or one of its subsidiaries or (ii) a disposition effected in connection with a transfer of Class B Common Stock to the stockholders of RJRN Holdings as a dividend intended to be on a tax-free basis in which case the conversion of the Class B Common Stock to Class A Common Stock will be structured as necessary to preserve the tax-free status of the transfer.

    In December 1997, Nabisco Holdings board of directors authorized the repurchase from time to time of up to 2 million shares of Class A Common Stock. As of December 31, 1997, Nabisco Holdings had reacquired 682,000 shares at a cost of $32 million. The treasury shares will be used to satisfy awards under the Nabisco Holdings 1994 Long Term Incentive Plan.

    During 1996, 54,981 shares of Class A Common Stock were sold in connection with purchase stock grants awarded under the Nabisco LTIP. The shares were purchased at their fair market value for a total of approximately $2 million by two current members of the board of directors. At the time of the purchases, one was an executive of Nabisco Holdings and one was an executive and director of RJR Nabisco, Inc. Each of these individuals borrowed the total amount of the purchase price on a secured basis. The borrowings are presented as notes receivable in the consolidated statement of stockholders' equity.

    During 1996, 14,672 shares of Class A Common Stock were awarded under the Nabisco LTIP as restricted stock.

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

    The paid-in capital amount reported in Nabisco Holdings consolidated statements of stockholder's equity as of January 1, 1995 represents RJR Nabisco's investment in Nabisco Holdings as of December 31, 1994.

    Nabisco Holdings' dividends are funded from matching dividends paid on the same dates by Nabisco.

NABISCO

    Nabisco paid Nabisco Holdings (a) a $79 million dividend in June 1995 to enable Nabisco Holdings to repay certain indebtedness to RJRN at the conclusion of the exchange offers, and (b) on a net basis, additional dividends and distributions during the third quarter of 1995 totalling $2 million. See Note 9 to the Consolidated Financial Statements.

    In September 1995, Nabisco Holdings terminated its intercompany royalty agreement with Nabisco and made a non-cash capital contribution to Nabisco of its unamortized intangible balance for trademarks of $36 million.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--STOCKHOLDERS' EQUITY (CONTINUED)
STOCK PLANS

    The Nabisco Holdings Corp. 1994 Long Term Incentive Plan (the "Nabisco LTIP") provides for grants of incentive stock options, other stock options, stock appreciation rights, restricted stock, purchase stock, dividend equivalent rights, performance units, performance shares, or other stock-based grants. Awards under the Nabisco LTIP may be granted to key employees of, or other persons having a unique relationship to Nabisco Holdings and its subsidiaries, all as determined by the compensation committee of the board of directors. Members of the compensation committee are ineligible for grants. The maximum number of shares which may be granted in respect of all awards during the term of the Nabisco LTIP is 28.3 million shares of Class A Common Stock, which includes the 12 million share increase approved by the shareholders on April 17, 1997. The Nabisco LTIP limits the amount of shares which may be issued pursuant to "incentive stock options" and the amount of shares which may be issued to any one participant. The annually granted stock options have a 15 year term for the 1995 grants and a 10 year term for grants made thereafter. Stock option grants vest over three years, but cannot be exercised for three years following the grant date. The exercise price is the fair market value of the stock at the grant date.

    Key employees of Nabisco with outstanding stock options under the RJRN Holdings' 1990 Long Term Incentive Plan ("RJRN Holdings LTIP"), were permitted to elect to surrender 100% of their outstanding RJRN Holdings LTIP stock options in exchange for the grant of options under the Nabisco LTIP. Similarly, key employees of RJRN having an impact on the operations of Nabisco were permitted to exchange a portion of their outstanding RJRN Holdings LTIP stock options in exchange for the grant of options under the Nabisco LTIP. In 1995, stock options covering a total of 5,971,858 shares of Class A Common Stock were granted to Nabisco and RJRN employees in exchange for the cancellation of RJRN Holdings stock options. The number of shares of Class A Common Stock subject to options in such exchange was based on the relative fair market values of RJRN Holdings common stock and Class A Common Stock on the date of grant, regardless of the exercise price of options for RJRN Holdings common stock. The exercise price of such Nabisco Holdings stock options was equal to the fair market value of Class A Common Stock on the date of grant. The Nabisco Holdings stock options granted in exchange for the cancellation of RJRN Holdings stock options are fully vested and have a 15 year term, but are otherwise treated as newly granted options and may not be exercised for three years after the date of the grant.

    On February 15, 1995, the board of directors of Nabisco Holdings adopted the Stock Option Plan for Directors for Nabisco Holdings Corp. and Subsidiaries (the "Directors Plan"). Directors of Nabisco Holdings who have never been employees of RJRN Holdings or any of its subsidiaries are eligible to be granted options under the plan which provides for the issuance of a maximum of 300,000 shares of Class A Common Stock. The option terms are substantially similar to the Nabisco LTIP. Stock option grants during 1997, 1996 and 1995 were 6,000, 7,500 and 53,300 shares, respectively.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--STOCKHOLDERS' EQUITY (CONTINUED)
    At December 31, 1997, none of the outstanding options on Class A Common Stock were exercisable, as all outstanding options will become exercisable in three years following the date of grant. As of December 31, 1997, options for 14,370,820 shares were available for future grant. The changes in stock options under Nabisco Holdings' stock plans are as follows:

                                                 1997                            1996                            1995
                                     -----------------------------   -----------------------------   ----------------------------
                                                  WEIGHTED-AVERAGE                WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                                       OPTIONS     EXERCISE PRICE      OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                                     -----------  ----------------   -----------  ----------------   ----------  ----------------
Balance outstanding as of
  January 1,.......................   11,727,881       $28.57          8,909,663       $26.77            --          --
Granted in exchange for cancelled
  RJRN Holdings stock options......      --           --                 --           --              5,971,858       $26.57
Other grants.......................    2,758,500        37.22          3,114,200        33.83         3,071,405        27.20
Cancelled..........................     (326,854)       33.13           (295,982)       29.73          (133,600)       27.41
                                     -----------                     -----------                     ----------
Balance outstanding as of December
  31,..............................   14,159,527       $30.15         11,727,881       $28.57         8,909,663       $26.77
                                     -----------                     -----------                     ----------
                                     -----------                     -----------                     ----------
Weighted-average fair value of
  options granted during the year..  $     12.55                     $     11.00                     $    11.41
                                     -----------                     -----------                     ----------
                                     -----------                     -----------                     ----------

                                                                                            OPTIONS OUTSTANDING
                                                                             -------------------------------------------------
                                                                               NUMBER      WEIGHTED-AVERAGE
                                                                             OUTSTANDING      REMAINING       WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES                                                     AT 12/31/97   CONTRACTUAL LIFE    EXERCISE PRICE
---------------------------------------------------------------------------  -----------   ----------------   ----------------
$24.50 - $27.88............................................................    4,961,429         12.1              $25.74
$28.00 - $32.63............................................................    3,874,474         11.9               28.28
$33.00 - $36.38............................................................    2,631,634          8.2               33.98
$37.00 - $46.31............................................................    2,691,990          9.1               37.23
                                                                             -----------
                                                                              14,159,527         10.8              $30.15
                                                                             -----------

    Nabisco Holdings recognizes and measures costs related to employee stock plans utilizing the intrinsic value based method. Had compensation expense been determined based upon the fair value of awards granted during 1997, 1996 and 1995, Nabisco Holdings' net income and net income per share amounts would have been as indicated in the table below. Nabisco's net income would have been reduced by the same amounts indicated.

                                                                      1997                   1996                   1995
                                                              --------------------   --------------------   --------------------
                                                                 AS                     AS                     AS
                                                              REPORTED   PRO FORMA   REPORTED   PRO FORMA   REPORTED   PRO FORMA
                                                              --------   ---------   --------   ---------   --------   ---------
Net income (in millions)....................................   $ 405       $ 387      $  17       $   4      $ 295       $ 248
Net income per share........................................   $1.53       $1.46      $ .06       $ .02      $1.13       $ .95
Net income per share - assuming dilution....................   $1.51       $1.44      $ .06       $ .02      $1.13       $ .95

    The pro forma reduction in net income in 1995 of $47 million includes $41 million in fair value for the 5,971,858 stock options granted in exchange for the cancellation of RJRN Holdings stock options, as previously described.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--STOCKHOLDERS' EQUITY (CONTINUED)
    For options granted, fair value was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                                                  1997         1996         1995
                                                                                                  -----        -----        -----
Dividend yield...............................................................................         1.7%         1.9%         1.9%
Expected volatility..........................................................................          23%          24%          27%
Risk-free interest rate......................................................................         6.6%         6.4%         6.8%
Expected option life (years).................................................................           7            7           11

NOTE 14--RETIREMENT BENEFITS

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

    A summary of the components of pension expense is as follows (in millions):

                                                                            YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                                           DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                               1997             1996             1995
                                                                          ---------------  ---------------  ---------------
Defined benefit pension plans:
  Service cost--benefits earned during the period.......................     $      39        $      47        $      32
  Interest cost on projected benefit obligation.........................           116              109              110
  Less actual return on plan assets.....................................          (203)            (180)            (229)
  Net amortization and deferral.........................................            74               56              115
                                                                                 -----            -----            -----
      Total.............................................................            26               32               28
Multi-employer and other defined contribution plans.....................            33               35               32
                                                                                 -----            -----            -----
      Total pension expense.............................................     $      59        $      67        $      60
                                                                                 -----            -----            -----
                                                                                 -----            -----            -----

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14--RETIREMENT BENEFITS (CONTINUED)
    The principal plans used the following actuarial assumptions for accounting purposes:

                                                             U.S. PLANS                    FOREIGN PLANS
                                                   ------------------------------  ------------------------------
                                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                        1997            1996            1997            1996
                                                   ---------------  -------------  ---------------  -------------
Weighted average discount rate...................          7.0%            7.5%            8.0%            8.0%
Rate of increase in compensation levels..........          5.0%            5.0%            4.8%            4.7%
Expected long-term rate of return on assets......          9.5%            9.5%            8.0%            8.0%

    The following table sets forth the funded status and amounts recognized in the consolidated balance sheets at December 31, 1997 and 1996 for defined benefit pension plans for Nabisco (in millions):

                                               U.S. PLANS                                         FOREIGN PLANS
                       ----------------------------------------------------------  -------------------------------------------
                                                                                                                 DECEMBER 31,
                            DECEMBER 31, 1997             DECEMBER 31, 1996             DECEMBER 31, 1997            1996
                       ----------------------------  ----------------------------  ----------------------------  -------------

                               PLANS WHOSE                   PLANS WHOSE                   PLANS WHOSE            PLANS WHOSE
                       ----------------------------  ----------------------------  ----------------------------  -------------
                          ASSETS       ACCUMULATED      ASSETS       ACCUMULATED      ASSETS       ACCUMULATED      ASSETS
                         EXCEEDED       BENEFITS       EXCEEDED       BENEFITS       EXCEEDED       BENEFITS       EXCEEDED
                        ACCUMULATED     EXCEEDED      ACCUMULATED     EXCEEDED      ACCUMULATED     EXCEEDED      ACCUMULATED
                         BENEFITS        ASSETS        BENEFITS        ASSETS        BENEFITS        ASSETS        BENEFITS
                       -------------  -------------  -------------  -------------  -------------  -------------  -------------
Actuarial present
  value of:
  Vested benefits....    $   1,261      $      47      $   1,203      $      32      $     108      $      73      $     160
  Non-vested
    benefits.........           56              1             25             --              1              1              2
                            ------         ------         ------         ------         ------         ------         ------
  Accumulated benefit
    obligation.......        1,317             48          1,228             32            109             74            162
  Effect of future
    salary
    increases........          147              2             97              2             19              2             20
                            ------         ------         ------         ------         ------         ------         ------
  Projected benefit
    obligation.......        1,464             50          1,325             34            128             76            182
Plan assets at fair
  market value.......        1,359             --          1,294             --            150             59            201
                            ------         ------         ------         ------         ------         ------         ------
Plan assets in excess
  of (less than)
  projected benefit
  obligation.........         (105)           (50)           (31)           (34)            22            (17)            19
Unrecognized net
  (gain) loss........           55             22            (23)             9            (27)            (5)           (35)
Unrecognized prior
  service cost.......           17             (4)            19             (5)            (5)             3             (6)
Adjustment required
  to recognize
  minimum pension
  liability..........           --            (15)            --             (9)            --             (3)            --
                            ------         ------         ------         ------         ------         ------         ------
Net pension
  liabilities
  recognized in the
  consolidated
  balance sheets.....    $     (33)     $     (47)     $     (35)     $     (39)     $     (10)     $     (22)     $     (22)
                            ------         ------         ------         ------         ------         ------         ------
                            ------         ------         ------         ------         ------         ------         ------



                        ACCUMULATED
                         BENEFITS
                         EXCEEDED
                          ASSETS
                       -------------
Actuarial present
  value of:
  Vested benefits....    $      16
  Non-vested
    benefits.........            1
                            ------
  Accumulated benefit
    obligation.......           17
  Effect of future
    salary
    increases........            1
                            ------
  Projected benefit
    obligation.......           18
Plan assets at fair
  market value.......            2
                            ------
Plan assets in excess
  of (less than)
  projected benefit
  obligation.........          (16)
Unrecognized net
  (gain) loss........            1
Unrecognized prior
  service cost.......            2
Adjustment required
  to recognize
  minimum pension
  liability..........           (2)
                            ------
Net pension
  liabilities
  recognized in the
  consolidated
  balance sheets.....    $     (15)
                            ------
                            ------

    At December 31, 1997, over 92% of the plans' assets were invested in listed stocks and bonds and other highly liquid investments. The balance consisted of various income producing investments.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14--RETIREMENT BENEFITS (CONTINUED)
POSTRETIREMENT BENEFITS

    In addition to providing pension benefits, RJRN provides certain health care and life insurance benefits for retired employees of Nabisco and their dependents. Substantially all of its regular full-time employees, including certain employees in foreign countries, may become eligible for those benefits if they reach retirement age while working for Nabisco.

    Net postretirement health and life insurance benefit costs for the years ended December 31, 1997, 1996 and 1995 consist of the following (in millions):

                                                                                                      1997   1996   1995
                                                                                                      ----   ----   ----
Service cost--benefits earned during the period.....................................................  $ 7    $ 7    $ 8
Interest cost on accumulated postretirement benefit obligation......................................   33     32     32
                                                                                                      ----   ----   ----
  Net postretirement health care and life insurance costs...........................................  $40    $39    $40
                                                                                                      ----   ----   ----
                                                                                                      ----   ----   ----

    Nabisco's postretirement health and life insurance benefit plans sponsored by RJRN currently are not funded. The status of the plans for Nabisco as of December 31, 1997 and 1996 is as follows (in millions):

                                                                                                      1997       1996
                                                                                                    ---------  ---------
Actuarial present value of accumulated postretirement benefit obligation:
  Retirees........................................................................................  $     375  $     345
  Fully eligible active plan participants.........................................................         45         46
  Other active plan participants..................................................................        117        110
Unrecognized actuarial amounts....................................................................       (106)       (73)
                                                                                                    ---------  ---------
Accrued postretirement health care and life insurance costs.......................................  $     431  $     428
                                                                                                    ---------  ---------
                                                                                                    ---------  ---------

    The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 6.5% for 1997, and 6.0% for 1998, gradually declining to 5% by the year 2000 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by approximately $41 million and $4 million, respectively.

    The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.0% and 7.5% as of December 31, 1997 and 1996, respectively.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15--SEGMENT INFORMATION

    GEOGRAPHIC DATA

    The following tables show certain financial information relating to Nabisco Holdings' operations in various geographic areas (in millions):

                                                                         YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                            1997           1996           1995
                                                                        -------------  -------------  -------------
Net sales:
  United States.......................................................    $   6,149      $   6,315      $   6,059
  Latin America.......................................................        1,438          1,442          1,307
  Other geographic areas..............................................        1,147          1,132            928
                                                                             ------         ------         ------
    Combined net sales................................................    $   8,734      $   8,889      $   8,294
                                                                             ------         ------         ------
                                                                             ------         ------         ------
Operating income:
  United States (1)...................................................    $     875      $     333      $     681
  Latin America (2)...................................................           93             73            136
  Other geographic areas (2)..........................................          114             68             85
                                                                             ------         ------         ------
    Combined operating income.........................................    $   1,082      $     474      $     902
                                                                             ------         ------         ------
                                                                             ------         ------         ------

                                                                          DECEMBER 31, 1997  DECEMBER 31, 1996
                                                                          -----------------  -----------------
Assets:
  United States.........................................................      $   9,366          $   9,476
  Latin America.........................................................          1,528              1,530
  Other geographic areas................................................          1,233              1,284
                                                                                -------            -------
    Combined assets.....................................................      $  12,127          $  12,290
                                                                                -------            -------
                                                                                -------            -------
Liabilities of operations located in foreign countries..................      $     932          $   1,000
                                                                                -------            -------
                                                                                -------            -------

------------------------

(1) The 1997 amount includes a $32 million gain and non-recurring expenses of $24 million; the 1996 amount includes $353 million for restructuring expense and $91 million of restructuring related expenses; and the 1995 amount includes an $11 million net gain related to the sale of the Ortega Mexican food and the New York Style Bagel Chip businesses.

(2) The 1997 amount includes $7 million of non-recurring expense. The 1996 amount includes restructuring expense of $51 million for Latin America and $24 million for other geographic areas and $6 million of restructuring related expense.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of the quarterly results of operations and per share data for Nabisco Holdings for the quarterly periods of 1997 and 1996:

                    (IN MILLIONS, EXCEPT PER SHARE DATA)                        FIRST     SECOND      THIRD     FOURTH
                                                                              ---------  ---------  ---------  ---------
1997(1)
  Net sales.................................................................  $   1,905  $   2,191  $   2,203  $   2,435
  Gross profit..............................................................        796        952        954      1,082
  Operating income..........................................................        196        264        244        378
  Income before extraordinary item..........................................         64        103         92        172
  Net income................................................................         64        103         92        146
PER SHARE DATA:
  Income before extraordinary item..........................................  $     .24  $     .39  $     .35  $     .65
  Income before extraordinary item assuming dilution........................        .24        .39        .34        .64
  Net income................................................................        .24        .39        .35        .55
  Net income assuming dilution..............................................        .24        .39        .34        .54
  Dividends declared........................................................       .155       .175       .175       .175
  Market price
    High....................................................................     44 1/2     43 1/2     43 7/8     48 1/2
    Low.....................................................................     36 1/2         36     37 1/2     39 1/2


                                                                                FIRST     SECOND      THIRD     FOURTH
                                                                              ---------  ---------  ---------  ---------
1996(2)(3)
  Net sales.................................................................  $   1,990  $   2,178  $   2,238  $   2,483
  Gross profit..............................................................        808        907        906      1,042
  Operating income (loss)...................................................        181       (195)       208        280
  Income (loss) before extraordinary item...................................         53       (216)        70        110
  Net income (loss).........................................................         53       (216)        70        110
PER SHARE DATA:
  Income (loss) before extraordinary item and income (loss) before
    extraordinary item assuming dilution....................................  $     .20  $    (.81) $     .26  $     .41
  Net income (loss) and net income (loss) assuming dilution.................        .20       (.81)       .26        .41
  Dividends declared........................................................      .1375       .155       .155       .155
  Market price
    High....................................................................     36 7/8     36 1/4     35 5/8     40 1/4
    Low.....................................................................         30     30 1/2     31 1/8     32 1/8

------------------------

(1) The second quarter of 1997 includes a $32 million gain ($19 million after tax or $.07 per share) from the sale of certain regional brands and non-recurring expenses of $31 million ($18 million after tax or $.07 per share).

(2) The second quarter of 1996 includes restructuring expense of $428 million ($300 million after tax or $1.13 per share).

(3) The second, third and fourth quarters of 1996 include restructuring related expenses of $10 million ($6 million after tax or $.02 per share), $17 million ($10 million after tax or $.04 per share) and $70 million ($41 million after tax or $.15 per share), respectively.

                                 EXHIBIT INDEX

   EXHIBIT
     NO.
-------------

     3.1       Restated Certificate of Incorporation of Nabisco Holdings Corp. (incorporated by reference to
               Exhibit 3.1 to Quarterly Report on Form 10-Q of Nabisco Holdings Corp. and Nabisco, Inc. for the
               fiscal quarter ended March 31, 1995, filed May 11, 1995 (the "March 1995 Nabisco Form 10-Q")).

     3.2       Amended Bylaws of Nabisco Holdings Corp., as amended (incorporated by reference to Exhibit 3.2 of the March 1995 Nabisco Form 10-Q).

     3.3       Restated Certificate of Incorporation of Nabisco, Inc. (incorporated by reference to Exhibit 3.1 to
               Amendment No. 1, filed on March 29, 1995, to the Registration Statement on Form S-4 of Nabisco,
               Inc., Registration No. 33-90224, filed on March 10, 1995 (the "Form S-4, Registration No.
               33-90224")).

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

    10.1       Credit Agreement (the "Revolving Credit Agreement"), dated as of October 31, 1996, among Nabisco
               Holdings Corp., Nabisco, Inc. and the lending institutions parties thereto.

    10.2       Credit Agreement (the "364 Day Facility"), dated as of October 31, 1996, among Nabisco Holdings
               Corp., Nabisco, Inc., and the lending institutions parties thereto.

   *10.3       First Amendment dated as of September 18, 1997, for the 364 Day Facility.

    10.4       Intercompany Services and Operating Agreement between Nabisco Holdings Corp. and RJR Nabisco, Inc.
               (incorporated by reference to Exhibit 10.1 to the March 1995 Nabisco Form 10-Q).

    10.5       Corporate Agreement between Nabisco Holdings Corp. and RJR Nabisco, Inc. (incorporated by reference to Exhibit 10.2 to the March 1995 Nabisco Form 10-Q).

    10.6       Tax Sharing Agreement between Nabisco Holdings Corp. and RJR Nabisco Holdings, Corp. (incorporated by reference to Exhibit 10.3 to the March 1995 Nabisco Form 10-Q).

    10.7       Exchange and Indemnification Agreement among Nabisco, Inc., Nabisco Holdings Corp. and RJR Nabisco,
               Inc. dated as of April 28, 1995 (incorporated by reference to Exhibit 10.1 to Quarterly Report on
               Form 10-Q of Nabisco Holdings Corp. and Nabisco, Inc. for the fiscal quarter ended September 30,
               1995, filed November 1, 1995 (the "September 1995 Nabisco Form 10-Q)).

    10.8       Form of Employment Agreement by and between Nabisco, Inc. and the executive named therein
               (incorporated by reference to Exhibit 10.2 to the September 1995 Nabisco Form 10-Q).

    10.9       Form of Employment Agreement dated October 31, 1988 by and between RJR Nabisco, Inc. and the executive named therein as amended by the Amendment by and between RJR Nabisco, Inc., Nabisco, Inc.
               and the executive named therein (incorporated by reference to Exhibit 10.3 to Quarterly Report on
               Form 10-Q/A of Nabisco Holdings Corp. and Nabisco, Inc. for the fiscal quarter ended September 30,
               1995, filed November 1, 1995.

   EXHIBIT
     NO.
-------------
    10.10      Amended and Restated Nabisco Holdings Corp. 1994 Long Term Incentive Plan (effective April 17, 1997)
               (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of Nabisco Holdings
               Corp. and Nabisco, Inc. for the fiscal quarter ended March 31, 1997, filed August 4, 1997 (the
               "March 1997 Nabisco Form 10-Q")).

    10.10(a)   Form of Performance Unit Agreement between Nabisco Holdings Corp. and the grantee named therein
               (one-year period) (incorporated by reference to Exhibit 10.11(a) to Annual Report on Form 10-K of
               Nabisco Holdings Corp. and Nabisco, Inc. for the fiscal year ended December 31, 1995, filed February
               23, 1996, (the "1995 Nabisco Form 10-K")).

    10.10(b)   Form of Performance Unit Agreement between Nabisco Holdings Corp. and the grantee named therein
               (three-year period) (incorporated by reference to Exhibit 10.11(b) to the 1995 Nabisco Form 10-K).

    10.10(c)   Form of Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and the grantee named therein (regular grant) (incorporated by reference to Exhibit 10.11(c) to the 1995 Nabisco Form
               10-K).

    10.10(d)   Form of Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and the grantee named therein (conversion grant) (incorporated by reference to Exhibit 10.11(d) to the 1995 Nabisco Form
               10-K).

    10.10(e)   Form of Secured Promissory Note of purchaser named therein in favor of Nabisco Holdings Corp. (1996)
               (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of Nabisco Holdings
               Corp. and Nabisco, Inc. for the fiscal quarter ended March 31, 1996, filed May 2, 1996 (the "March
               1996 Nabisco Form 10-Q")).

    10.10(f)   Form of Performance Unit Agreement between Nabisco Holdings Corp. and the grantee named therein
               (1996: one-year period)(incorporated by reference to Exhibit 10.2 to the March 1996 Nabisco Form
               10-Q).

    10.10(g)   Form of Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and the grantee named therein (1996 grant)(incorporated by reference to Exhibit 10.3 to the March 1996 Nabisco Form 10-Q).

    10.10(h)   Form of Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and the Director named therein dated as of April 17, 1997 (incorporated by reference to Exhibit 10.2 to the March 1997
               Nabisco Form 10-Q).

    10.11      Performance Unit Agreement between Nabisco Holdings Corp. and H. John Greeniaus (1997 grant - 1 year period), dated February 26, 1997 (incorporated by reference to Exhibit 10.1 to Quarterly Report on
               Form 10-Q of the Nabisco Holdings Corp. and Nabisco, Inc. for the fiscal quarter ended September 30,
               1997, filed October 31, 1997).

    10.12      Amended and Restated Deferred Compensation Plan for Directors (dated as of September 15, 1996)
               (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of Nabisco Holdings
               Corp. and Nabisco, Inc. for the fiscal quarter ended September 30, 1996, filed November 1, 1996 (the
               "September 1996 Nabisco Form 10-Q")).

    10.13      Retirement Trust Agreement, made as of October 12, 1988, between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.6 to the Registration Statement on
               Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April
               5, 1989, as amended (the "Form S-4, Registration No. 33-27894")).

    10.14      Form of Employment Agreement Without Change of Control provision (incorporated by reference to
               Exhibit 10.16 to the Form S-4, Registration No. 33-27894).

   EXHIBIT
     NO.
-------------
    10.14(a)   Special Addendum, dated December 20, 1988 (incorporated by reference to Exhibit 10(d)(ii) to the
               Annual Report on Form 10-K of RJR Nabisco Holdings Corp. and RJR Nabisco, Inc. for the fiscal year ended December 31, 1988, file numbers 1-10215 and 1-6388, filed on March 9, 1989, as amended through
               April 14, 1989 (the "1988 RJRN Form 10-K").

    10.15      Trust Agreement between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A., as Trustee,
               dated January 27, 1989 (incorporated by reference to Exhibit 10(d)(iv) to the 1988 RJRN 10-K).

    10.16      Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR Nabisco, Inc.
               and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.18 to the Form
               S-4, Registration No. 33-27894).

    10.17(a)   Amendment No. 1 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to
               Exhibit 10(g)(ii) to the 1988 RJRN Form 10-K).

    10.17(b)   Amendment No. 2 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to
               Exhibit 10(g)(iii) to the 1988 RJRN Form 10-K).

    10.18      Excess Benefit Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR
               Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.21 to the Form S-4, Registration No. 33-27894).

    10.18(a)   Amendment No. 1 to Excess Benefit Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(h)(ii) to the 1988 RJRN Form 10-K).

    10.19      Supplemental Benefits Plan of RJR Nabisco, Inc. and Participating Companies, as amended on October
               12, 1988 (incorporated by reference to Exhibit 10.25 to the Form S-4, Registration No. 33-27894).

    10.19(a)   Amendment to Supplemental Benefits Plan, dated November 23, 1988 (incorporated by reference to
               Exhibit 10(k)(ii) to the 1988 RJRN Form 10-K).

    10.19(b)   Amendment No. 2 to Supplemental Benefits Plan, dated January 27, 1989 (incorporated by reference to
               Exhibit 10(k)(iii) to the 1988 RJRN Form 10-K).

    10.20      Additional Benefits Plan of RJR Nabisco, Inc. and Participating Companies, effective October 12,
               1988 (incorporated by reference to Exhibit 10.28 to the Form S-4, Registration No. 33-27894).

    10.20(a)   Amendment to Additional Benefits Plan, dated October 28, 1988 (incorporated by reference to Exhibit
               10(l)(ii) to the 1988 RJRN Form 10-K).

    10.20(b)   Amendment to Additional Benefits Plan, dated November 23, 1988 (incorporated by reference to Exhibit
               10(l)(iii) to the 1988 RJRN Form 10-K).

    10.20(c)   Amendment to Additional Benefits Plan No. 3, dated January 27, 1989 (incorporated by reference to
               Exhibit 10(l)(iv) to the 1988 RJRN Form 10-K).

    10.21      RJR Nabisco, Inc. Supplemental Executive Retirement Plan, as amended on July 21, 1988 (incorporated by reference to Exhibit 10.32 to the Form S-4, Registration No. 33-27894).

    10.21(a)   Amendment to Supplemental Executive Retirement Plan, dated November 23, 1988 (incorporated by reference to Exhibit 10(m)(ii) to the 1988 RJRN Form 10-K).

    10.21(b)   Amendment No. 2 to Supplemental Executive Retirement Plan, dated January 27, 1989 (incorporated by reference to Exhibit 10(m)(iii) to the 1988 RJRN Form 10-K).

    10.21(c)   Amendment to Supplemental Executive Retirement Plan, dated April 10, 1993 (incorporated by reference to Exhibit 10.15(c) to the Annual Report on Form 10-K for RJR Nabisco Holdings Corp. and RJR
               Nabisco, Inc. for the fiscal year ended December 31, 1993, file numbers 1-10215 and 1-6388, filed on
               February 24, 1994 (the "1993 RJRN Form 10-K")).

   EXHIBIT
     NO.
-------------
    10.22      Stock Option Plan for Directors and Key Employees of RJR Holdings Corp. and Subsidiaries, dated as of July 21, 1989 (incorporated by reference to Exhibit 10.71 to the Registration Statement on Form
               S-1 of RJR Holdings Corp., Registration No. 33-29401, filed on June 20, 1989, as amended (the "Form
               S-1, Registration No. 33-29401")).

    10.23      Form of Common Stock Subscription Agreement between RJR Holdings Corp. and the purchaser named therein (incorporated by reference to Exhibit A to Post-Effective Amendment No. 2, filed on August
               21, 1989, to the Form S-1 of RJR Holdings Corp., Registration No. 33-29401 (the "Post-Effective
               Amendment No. 2 to the Form S-1, Registration No. 33-29401")).

    10.24      Form of Non-Qualified Stock Option Agreement between RJR Holdings Corp. and the optionee named therein (incorporated by reference to Exhibit B to Post-Effective Amendment No. 2 to the Form S-1,
               Registration No. 33-29401).

    10.25      Amended and Restated RJR Nabisco Holdings Corp. 1990 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of RJR Nabisco Holdings Corp. and RJR
               Nabisco, Inc. for the fiscal quarter ended March 31, 1993, filed April 30, 1993 ("the March 1993
               RJRN Form 10-Q")).

    10.26      Form of Purchase Stock Agreement between RJR Nabisco Holdings Corp. and purchaser named therein
               (1991 Grant) (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of
               RJR Nabisco Holdings Corp., Registration No. 33-39791, filed on April 5, 1991 (the "Form S-8,
               Registration No. 33-39791").

    10.27      Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the senior executive optionee named therein (1991 Grant) (incorporated by reference to Exhibit 4.4(a) to Form
               S-8, Registration No. 33-39791).

    10.28      Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the executive or management optionee named therein (1991 Grant) (incorporated by reference to Exhibit 4.4(b) to Form
               S-8, Registration No. 33-39791).

    10.29      Form of Secured Promissory Note of purchaser named therein in favor of RJR Nabisco Holdings Corp.
               (1991 Grant) (incorporated by reference to Exhibit 4.5 to Form S-8, Registration No. 33-39791).

    10.29(a)   Form of Amendment and Exchange of Secured Promissory Note, dated July 1, 1993 (1991 Grant)
               (incorporated by reference to Exhibit 10.33(a) to the 1993 RJRN Form 10-K).

    10.30      Form of Purchase Stock Agreement between RJR Nabisco Holdings Corp. and the purchaser named therein
               (1992 Grant) (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of RJR
               Nabisco Holdings Corp., RJR Nabisco Holdings Group, Inc., RJR Nabisco Capital Corp. and RJR Nabisco,
               Inc. for the fiscal year ended December 31, 1991, File Nos. 1-10215, 1-10214, 1-10248 and 1-6388
               (the "1991 RJRN Form 10-K")).

    10.31      Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the senior executive optionee named therein (1992 Grant/cycle) (incorporated by reference to Exhibit 10.35 to the 1991 RJRN Form 10-K).

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

    10.34      Form of Restated Non-Qualified Stock Option Agreement under the 1990 Long Term Incentive Plan, between RJR Nabisco Holdings Corp. and the optionee named therein (incorporated by reference to
               Exhibit 10.38 to the 1993 RJRN Form 10-K).

   EXHIBIT
     NO.
-------------
    10.35      Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the optionee name therein (1993 Grant) (incorporated by reference to Exhibit 10.39 to the Annual Report on Form
               10-K of RJR Nabisco Holdings Corp. and RJR Nabisco, Inc. for the fiscal year ended December 31,
               1992, File Nos. 1-10215 and 1-6388 (the "1992 RJRN Form 10-K")).

    10.36      Performance Share Program under RJR Nabisco Holdings Corp. 1990 Long Term Incentive Plan
               (incorporated by reference to Exhibit 10.40 to the 1992 RJRN Form 10-K).

    10.37      Form of Performance Share Agreement between RJR Nabisco Holdings Corp. and the grantee named therein
               (1993 Grant) (incorporated by reference to Exhibit 10.41 to the 1992 RJRN Form 10-K).

    10.38      Restricted Stock Program under the 1990 Long Term Incentive Plan (incorporated by reference to
               Exhibit 10.42 to the 1993 RJRN Form 10-K).

    10.39      Form of Restricted Stock Agreement under the 1990 Long Term Incentive Plan between RJR Nabisco
               Holdings Corp. and the grantee named therein (1993 Grant) (incorporated by reference to Exhibit 10.1 to the March 1993 RJRN Form 10-Q).

    10.40      Form of Executive Equity Program Agreement under the 1990 Long Term Incentive Plan, between RJR
               Nabisco Holdings Corp. and the grantee named therein (3 year) (incorporated by reference to Exhibit
               10.44 to the 1993 RJRN Form 10-K).

    10.40(a)   Form of Executive Equity Program Agreement under the 1990 Long Term Incentive Plan, between RJR
               Nabisco Holdings Corp. and the grantee named therein (4 year) (incorporated by reference to Exhibit
               10.45 to the 1993 RJRN Form 10-K).

    10.41      Form of Secured Promissory Note of purchaser named therein in favor of RJR Nabisco Holdings Corp.
               (1992 Grant) (incorporated by reference to Exhibit 10.38 to the 1991 RJRN Form 10-K).

    10.41(a)   Form of Amendment and Exchange of Secured Promissory Note, dated July 1, 1993 (1992 Grant)
               (incorporated by reference to Exhibit 10.47(a) to the 1993 RJRN Form 10-K).

    10.42      Restated and Amended Stock Option Plan for Directors and Key Employees of RJR Nabisco Holdings Corp.
               dated as of October 4, 1994 (incorporated by reference to Exhibit 10.55 to the 1994 RJRN 10-K).

    10.42(a)   Performance Unit Program under RJR Nabisco Holdings Corp. 1990 Long Term Incentive Plan
               (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of RJR Nabisco
               Holdings Corp. and RJR Nabisco, Inc. for the fiscal quarter ended March 31, 1994 filed May 12, 1994
               (the "March 1994 RJRN Form 10-Q")).

    10.43      Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein
               (1994 Grant--1 Year Period) (incorporated by reference to Exhibit 10.4 to the March 1994 RJRN Form
               10-Q).

    10.44      Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein
               (1994 Grant--3 Year Period) (incorporated by reference to Exhibit 10.5 to the March 1994 RJRN Form
               10-Q).

    10.45      Amended and Restated Employment Agreement by and among Nabisco Holdings Corp., Nabisco, Inc., RJR
               Nabisco Holdings Corp., RJR Nabisco, Inc. and H. John Greeniaus, effective as of December 14, 1995
               (incorporated by reference to Exhibit 10.48 to the 1995 Nabisco Form 10-K).

    10.46      Amended and Restated Stock Option Plan for Directors of Nabisco Holdings Corp. and Subsidiaries,
               (dated as of September 15, 1996)(incorporated by reference to Exhibit 10.2 to the September 1996
               Nabisco Form 10-Q.)

    10.46(a)   Form of Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and the Director named therein (initial grant) (incorporated by reference to Exhibit 10.49(a) to the 1995 Nabisco Form
               10-K).

   EXHIBIT
     NO.
-------------
    10.46(b)   Form of Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and the Director named therein (annual grant) (incorporated by reference to Exhibit 10.49(b) to the 1995 Nabisco Form
               10-K).

   *12.        Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the year ended December 31,
               1997.

   *21.        Subsidiaries of the Registrants.

   *23.        Consent of Independent Auditors.

   *24.        Powers of Attorney.

   *27.1       Nabisco Holdings Corp. Financial Data Schedule.

   *27.2       Nabisco, Inc. Financial Data Schedule.

------------------------

*   Filed herewith.