Form 10-Q
period 1998-03-31
NABISCO HOLDINGS CORP; NABISCO INC
filed 1998-05-08
CIK 932130, 69526

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: APRIL 30, 1998:

     NABISCO HOLDINGS CORP.:  51,353,004 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER
                              SHARE
                              213,250,000 SHARES OF CLASS B COMMON STOCK, PAR VALUE $.01 PER
                              SHARE
              NABISCO, INC.:  100 SHARES OF COMMON STOCK, PAR VALUE $2.50 PER SHARE

                              -------------------

    NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                               PAGE
                                                                                                             ---------

PART I--FINANCIAL INFORMATION
  Item 1.    Financial Statements
             Consolidated Condensed Statements of Income--Three Months Ended
               March 31, 1998 and 1997.....................................................................          1
             Consolidated Condensed Statements of Cash Flows--Three Months Ended March 31, 1998 and 1997...          2
             Consolidated Condensed Balance Sheets--March 31, 1998 and
               December 31, 1997...........................................................................          3
             Notes to Consolidated Condensed Financial Statements..........................................          4
  Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................................        5-7

PART II-- OTHER INFORMATION
  Item 4.    Submission of Matters to a Vote of Security Holders...........................................          8
  Item 6.    Exhibits and Reports on Form 8-K..............................................................          8
  Signatures...............................................................................................          9

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                   THREE MONTHS             THREE MONTHS
                                                                                       ENDED                    ENDED
                                                                                  MARCH 31, 1998           MARCH 31, 1997
                                                                              -----------------------  -----------------------
                                                                               NABISCO                  NABISCO
                                                                               HOLDINGS     NABISCO     HOLDINGS     NABISCO
                                                                              ----------  -----------  ----------  -----------
NET SALES...................................................................  $    1,962   $   1,962   $    1,905   $   1,905
                                                                              ----------  -----------  ----------  -----------
Costs and expenses:
  Cost of products sold.....................................................       1,125       1,125        1,109       1,109
  Selling, advertising, administrative and general expenses.................         599         599          543         543
  Amortization of trademarks and goodwill...................................          56          56           57          57
                                                                              ----------  -----------  ----------  -----------
      OPERATING INCOME......................................................         182         182          196         196
Interest and debt expense...................................................         (80)        (80)         (81)        (81)
Other income (expense), net.................................................          (9)         (9)          (8)         (8)
                                                                              ----------  -----------  ----------  -----------
      Income before income taxes............................................          93          93          107         107
Provision for income taxes..................................................          38          38           43          43
                                                                              ----------  -----------  ----------  -----------
      NET INCOME............................................................  $       55   $      55   $       64   $      64
                                                                              ----------  -----------  ----------  -----------
                                                                              ----------  -----------  ----------  -----------
NET INCOME PER COMMON SHARE.................................................  $      .21               $      .24
                                                                              ----------               ----------
                                                                              ----------               ----------

NET INCOME PER COMMON SHARE ASSUMING DILUTION...............................  $      .21               $      .24
                                                                              ----------               ----------
                                                                              ----------               ----------

Dividends declared per common share.........................................  $     .175               $     .155
                                                                              ----------               ----------
                                                                              ----------               ----------

Average number of common shares outstanding (in thousands)..................     264,266                  265,070
                                                                              ----------               ----------
                                                                              ----------               ----------
Average number of common shares outstanding assuming dilution (in
  thousands)................................................................     267,263                  267,192
                                                                              ----------               ----------
                                                                              ----------               ----------

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                 THREE MONTHS              THREE MONTHS
                                                                                    ENDED                     ENDED
                                                                                MARCH 31, 1998            MARCH 31, 1997
                                                                           ------------------------  ------------------------
                                                                             NABISCO                   NABISCO
                                                                            HOLDINGS      NABISCO     HOLDINGS      NABISCO
                                                                           -----------  -----------  -----------  -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income.............................................................   $      55    $      55    $      64    $      64
  Adjustments to reconcile net income to net cash flows from operating activities:
      Depreciation of property, plant and equipment......................          68           68           70           70
      Amortization of intangibles........................................          56           56           57           57
      Deferred income tax provision......................................          22           22           21           21
      Changes in working capital items, net..............................        (339)        (352)        (380)        (380)
      Other, net.........................................................          (4)          (4)           2            2
                                                                                -----        -----        -----        -----
    Net cash flows (used in) operating activities........................        (142)        (155)        (166)        (166)
                                                                                -----        -----        -----        -----
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures...................................................         (78)         (78)         (61)         (61)
  Other, net.............................................................           3            3            2            2
                                                                                -----        -----        -----        -----
    Net cash flows (used in) investing activities........................         (75)         (75)         (59)         (59)
                                                                                -----        -----        -----        -----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from the issuance of long-term debt...........................         999          999          207          207
  Proceeds from the sale of call options on long-term debt...............          41           41           --           --
  Repayments of long-term debt...........................................        (804)        (804)         (10)         (10)
  Increase in notes payable..............................................          44           44           47           47
  Dividends paid on common stock.........................................         (46)         (46)         (41)         (41)
  Repurchases of Class A common stock....................................         (26)          --           --           --
  Proceeds from exercise of Class A common stock options.................          15           --           --           --
                                                                                -----        -----        -----        -----
    Net cash flows from financing activities.............................         223          234          203          203
                                                                                -----        -----        -----        -----
Effect of exchange rate changes on cash and cash equivalents.............          (4)          (4)          (2)          (2)
                                                                                -----        -----        -----        -----
    Net change in cash and cash equivalents..............................           2           --          (24)         (24)
Cash and cash equivalents at beginning of period.........................         127          127           93           93
                                                                                -----        -----        -----        -----
Cash and cash equivalents at end of period...............................   $     129    $     127    $      69    $      69
                                                                                -----        -----        -----        -----
                                                                                -----        -----        -----        -----

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                           MARCH 31, 1998        DECEMBER 31, 1997
                                                                       ----------------------  ----------------------
                                                                         NABISCO                 NABISCO
                                                                        HOLDINGS     NABISCO    HOLDINGS     NABISCO
                                                                       -----------  ---------  -----------  ---------
ASSETS
Current assets:
  Cash and cash equivalents..........................................   $     129   $     127   $     127   $     127
  Accounts and notes receivable, net.................................         492         492         521         521
  Intercompany receivable from Nabisco Holdings......................          --          44          --          --
  Deferred income taxes..............................................           6           6          27          27
  Inventories........................................................         880         880         865         865
  Prepaid expenses...................................................          76          76          59          59
                                                                       -----------  ---------  -----------  ---------
      TOTAL CURRENT ASSETS...........................................       1,583       1,625       1,599       1,599
                                                                       -----------  ---------  -----------  ---------
Property, plant and equipment, net...................................       3,333       3,333       3,327       3,327
Trademarks, net......................................................       3,709       3,709       3,725       3,725
Goodwill, net........................................................       3,337       3,337       3,343       3,343
Other assets and deferred charges....................................         101         101         133         133
                                                                       -----------  ---------  -----------  ---------
                                                                        $  12,063   $  12,105   $  12,127   $  12,127
                                                                       -----------  ---------  -----------  ---------
                                                                       -----------  ---------  -----------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable......................................................   $     219   $     219   $     180   $     180
  Accounts payable and accrued liabilities...........................       1,022       1,021       1,318       1,263
  Intercompany payable to Nabisco Holdings...........................          --          --          --          13
  Current maturities of long-term debt...............................          15          15          21          21
  Income taxes accrued...............................................         132         132         131         131
                                                                       -----------  ---------  -----------  ---------
      TOTAL CURRENT LIABILITIES......................................       1,388       1,387       1,650       1,608
                                                                       -----------  ---------  -----------  ---------
Long-term debt (less current maturities).............................       4,530       4,530       4,334       4,334
Other noncurrent liabilities.........................................         698         698         646         646
Deferred income taxes................................................       1,246       1,246       1,293       1,293
Stockholders' equity:................................................
  Class A common stock (51,819,653 shares issued)....................           1          --           1          --
  Class B common stock (213,250,000 shares issued
    and outstanding).................................................           2          --           2          --
  Paid-in capital....................................................       4,089       4,141       4,087       4,141
  Retained earnings..................................................         267         234         268         225
  Treasury stock, at cost............................................         (25)         --         (32)         --
  Accumulated other comprehensive income.............................        (131)       (131)       (120)       (120)
  Notes receivable on common stock purchases.........................          (2)         --          (2)         --
                                                                       -----------  ---------  -----------  ---------
      TOTAL STOCKHOLDERS' EQUITY.....................................       4,201       4,244       4,204       4,246
                                                                       -----------  ---------  -----------  ---------
                                                                        $  12,063   $  12,105   $  12,127   $  12,127
                                                                       -----------  ---------  -----------  ---------
                                                                       -----------  ---------  -----------  ---------

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

    Certain prior year amounts have been reclassified to conform to the 1998 presentation.

    In management's opinion, the accompanying unaudited consolidated condensed financial statements (the "Consolidated Condensed Financial Statements") of Nabisco Holdings Corp. ("Nabisco Holdings") and Nabisco, Inc. ("Nabisco" and together with Nabisco Holdings, the "Registrants") contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Nabisco Holdings and Nabisco for the year ended December 31, 1997.

NOTE 2--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                                               MARCH 31,    DECEMBER 31,
                                                                                 1998           1997
                                                                              -----------  ---------------
Finished products...........................................................   $     523      $     540
Raw materials...............................................................         208            182
Other.......................................................................         149            143
                                                                                   -----          -----
                                                                               $     880      $     865
                                                                                   -----          -----
                                                                                   -----          -----

NOTE 3--COMPREHENSIVE INCOME

    On January 1, 1998, Nabisco Holdings and Nabisco adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in stockholders' equity during a period from transactions from nonowner sources. Comprehensive income consists of net income and other comprehensive income, which includes all other nonowner changes in stockholders' equity. For Nabisco Holdings and Nabisco, other comprehensive income consists of foreign currency translation adjustments that amounted to charges of $11 million and $23 million for the three months ended March 31, 1998 and 1997, respectively. The Cumulative Translation Adjustment amount previously reported as a separate component of stockholders' equity is now included in Accumulated Other Comprehensive Income in the Consolidated Condensed Balance Sheets. Comprehensive income for the three months ended March 31, 1998 and 1997 amounted to $44 million and $41 million, respectively.

NOTE 4--LONG-TERM DEBT

    In January 1998, Nabisco issued $400 million of 6% notes due February 15, 2011 which are putable and callable on February 15, 2001; $300 million of 6 1/8% notes due February 1, 2033 which are putable and callable on February 1, 2003; and $300 million of 6 3/8% notes due February 1, 2035 which are putable and callable on February 1, 2005. Unless the notes are put, the interest rates on the 6% notes, the 6 1/8% notes and the 6 3/8% notes are reset on the applicable put/call date at 5.75%, 6.07% and 6.07%, respectively, plus, in each case, Nabisco's future credit spread on treasury notes of comparable maturities. The $1,039 million proceeds from these notes, which includes $41 million as compensation for the sale of the call options, were used to repay commercial paper.

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

                             RESULTS OF OPERATIONS

    Summarized financial data for Nabisco Holdings is as follows:

                                                                                               THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                     ---------------------------------
                                                                                       1998       1997      % CHANGE
                                                                                     ---------  ---------  -----------
 (Dollars in Millions)

Net Sales:
 Biscuit...........................................................................  $     850  $     801          6%
 U.S. Foods Group..................................................................        530        527          1%
                                                                                     ---------  ---------
 Domestic Food Group...............................................................      1,380      1,328          4%
 International Food Group..........................................................        582        577          1%
                                                                                     ---------  ---------
 Total Nabisco Holdings............................................................  $   1,962  $   1,905          3%
                                                                                     ---------  ---------
                                                                                     ---------  ---------

Operating Company Contribution(1):
 Biscuit...........................................................................  $     143  $     134          7%
 U.S. Foods Group..................................................................         63         65         (3%)
                                                                                     ---------  ---------
 Domestic Food Group...............................................................        206        199          4%
 International Food Group..........................................................         32         54        (41%)
                                                                                     ---------  ---------
 Total Nabisco Holdings............................................................  $     238  $     253         (6%)
                                                                                     ---------  ---------
                                                                                     ---------  ---------
Operating Income:
 Domestic Food Group...............................................................  $     156  $     148          5%
 International Food Group..........................................................         26         48        (46%)
                                                                                     ---------  ---------
 Total Nabisco Holdings............................................................  $     182  $     196         (7%)
                                                                                     ---------  ---------
                                                                                     ---------  ---------

------------------------

(1) Operating income before amortization of trademarks and goodwill.

    Nabisco Holdings reported net sales of $1.96 billion in the first quarter of 1998, an increase of 3% from the first quarter 1997 level of $1.91 billion, with the Domestic Food Group up 4% and the International Food Group up 1%. Within the Domestic Food Group, Nabisco Biscuit net sales increased 6%, principally due to the impact of four extra selling days in 1998. On a days-adjusted basis, 1998 net sales decreased by 1%. The 6% increase primarily reflects volume improvements in core cookies and crackers, partially offset by volume declines in SnackWell's and breakfast snacks. U.S. Foods Group net sales increased 1% due to higher sales of nuts and condiments and the inclusion of Cornnuts snacks acquired in December 1997, partially offset by lower confectionery sales. Sales of confections were off versus last year due primarily to the "pipeline" impact of last year's first quarter introduction of SnackWell's candy. The International Food Group's 1% net sales increase reflects improved results in Canada, Mexico and South Africa, partially offset by declines in Brazil due principally to volume declines resulting from aggressive competitive activity in the biscuit and milk categories, and in Asia due to the impact of the regional economic downturn.

    Nabisco Holdings' operating company contribution was $238 million in the first quarter of 1998, a decrease of 6% from the first quarter 1997 level of $253 million, with the Domestic Food Group up 4% and the International Food Group lower by 41%. The Domestic Food Group's operating company contribution increase for the first quarter of 1998 was primarily due to improved operating results at Nabisco Biscuit, resulting largely from higher sales and improved margins, partially offset by higher consumer marketing expense. The U.S. Foods Group's decrease in operating company contribution was primarily attributable to higher marketing and promotion expense, partially offset by slightly higher net sales and improved margins. The International Food Group's decrease in operating company contribution for the first quarter of 1998 was principally due to lower earnings in Brazil due to lower net sales and higher advertising expense, in Asia due to lower net sales, in Argentina due to competitive pricing pressures, and in Canada due to higher marketing expense, which more than offset small profitability improvements in Mexico and South Africa.

    Nabisco Holdings' operating income was $182 million in the first quarter of 1998, a decrease of 7% from the first quarter of 1997 level of $196 million, as a result of the decrease in operating company contribution discussed above.

INTEREST AND DEBT EXPENSE

    Consolidated interest expense of $80 million in the first quarter of 1998 decreased 1% from the first quarter of 1997, primarily as a result of replacing fixed rate debt at lower rates, partially offset by a reduction in capitalized interest in 1998.

NET INCOME

    Nabisco Holdings reported net income of $55 million in the first quarter of 1998, a decrease of 14% when compared with net income of $64 million for the first quarter of 1997. This decrease resulted primarily from lower operating income.

COMPREHENSIVE INCOME

    Comprehensive income of $44 million in the first quarter of 1998 increased $3 million when compared to the $41 million for the first quarter of 1997. This increase was due to lower foreign currency translation losses in 1998 of $12 million, partially offset by lower 1998 net income of $9 million.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

    On January 1, 1998, Nabisco Holdings and Nabisco adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. See Note 3 to the Consolidated Condensed Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows used in operating activities amounted to $142 million for the first quarter of 1998 compared to $166 million for the first quarter of 1997. The decrease in net cash flows used in operating activities primarily reflects lower payments related to restructuring, partially offset by the 1998 decrease in net income.

    Cash flows used in investing activities increased $16 million in the first quarter of 1998 to $75 million from the first quarter of 1997, primarily because of higher capital expenditures.

    Capital expenditures were $78 million in the first quarter of 1998. Management expects that the current level of capital expenditures planned for 1998 will be approximately $350 million, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations will be sufficient to support its planned capital expenditures in 1998.

    Cash flows from financing activities for the first quarter of 1998 increased $20 million to $223 million from the first quarter of 1997, principally due to the 1998 proceeds from the sale of call options in the $1.0 billion of putable/callable notes issued in January 1998. These proceeds were partially offset by the previously announced open market purchases of Nabisco Holdings Class A common stock.

    As of March 31, 1998, the five-year $1.5 billion revolving credit facility was unutilized and available to support borrowings. In addition, the 364-day $1.381 billion credit facility was utilized to support outstanding commercial paper borrowings of $1.245 billion, and accordingly, $136 million was available.

    The Registrants believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    At March 31, 1998, Nabisco Holdings' total debt (notes payable and long-term debt, including current maturities) and total capital (total debt and total stockholders' equity) amounted to approximately $4.8 billion and $9.0 billion, respectively, of which total debt is higher by $229 million and total capital is higher by $226 million than their respective balances at December 31, 1997. Nabisco Holdings' ratios of total debt to total stockholders' equity and total debt to total capital at March 31, 1998 were 1.1 to 1 and .53 to 1, respectively.

    Nabisco Holdings currently pays regular quarterly dividends on its common stock at an annual rate of $.70 per share. At that rate, the aggregate amount of dividends to be paid would be approximately $185 million during 1998.
                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements concerning, among other things, the level of future capital expenditures. These statements reflect management's current views with respect to future events and financial performance. These forward-looking statements are based on many assumptions and factors including competitive pricing for products, commodity prices, success of new product innovations and acquisitions, economic conditions in countries where Nabisco Holdings' subsidiaries do business, the effects of currency fluctuations and the effects of government regulation. Any changes in such assumptions or factors could produce significantly different results.

                                    PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The matters below were voted upon at the annual meeting of stockholders of Nabisco Holdings Corp. held on April 15, 1998. At the meeting, 45,291,081 shares of Class A Common Stock and 213,250,000 shares of Class B Common Stock were represented in person or by proxy. Class A Common Stock and Class B Common Stock are entitled to one (1) vote and ten (10) votes per share, respectively, and vote together as a single class.

    (a) Election of six Directors.

        NAME            VOTES FOR     VOTES WITHHELD
--------------------  --------------  --------------
Herman Cain            2,177,689,986         101,095
John T. Chain, Jr.     2,177,720,851          70,230
Steven F. Goldstone    2,177,721,875          69,206
David B. Jenkins       2,177,714,659          76,422
James M. Kilts         2,177,710,480          80,601
Kay Koplovitz          2,177,723,132          67,949

    (b) Ratification of appointment of Deloitte & Touche LLP as independent auditors.

For:                   2,177,742,193
Against:                      31,611
Abstain:                      17,277

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    *10.1  Form of Performance Unit Agreement between Nabisco Holdings Corp. and the
           Executive named therein (1998; one-year period) dated as of March 5, 1998.
    *10.2  Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and James
           M. Kilts, dated as of January 2, 1998.
    *10.3  Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and James M.
           Kilts, dated as of January 2, 1998.
    *10.4  Restricted Stock Equivalent Agreement between Nabisco Holdings Corp. and James M.
           Kilts, dated as of January 2, 1998.
    *10.5  Form of Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and the optionee named therein (1998 grant).
    *10.6  Letter Agreement by and among Nabisco Holdings Corp, Nabisco Inc., RJR Nabisco
           Holdings Corp., RJR Nabisco, Inc. and H. John Greeniaus, dated as of January 21,
           1998.
    *10.7  Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and Steven F.
           Goldstone, dated as of January 15, 1998.
    *12    Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1998.
    *27.1  Nabisco Holdings Corp. Financial Data Schedule for the first quarter of 1998.
    *27.2  Nabisco, Inc. Financial Data Schedule for the first quarter of 1998.
    *27.3  Nabisco Holdings Corp. Financial Data Schedule with restated earnings per share data for the six months ended June 30, 1997 and the nine months ended September
           30, 1997.

    ----------------------------

    *   Filed herewith.

    (b) Reports on Form 8-K filed in the First Quarter of 1998

        Report on Form 8-K dated January 15, 1998, filing notice of Nabisco, Inc.'s agreement to sell an aggregate of $1,000,000,000 principal amount of notes and related exhibit filings.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NABISCO HOLDINGS CORP.
                                NABISCO, INC.
                                (Registrants)

                                           /s/ JAMES E. HEALEY
                                ......................................
                                James E. Healey
                                Executive Vice President and Chief
                                Financial Officer

Date: May 8, 1998                        /s/ ROBERT A. SCHIFFNER
                                ......................................
                                Robert A. Schiffner
                                Senior Vice President and Controller