Form 10-Q/A
period 1998-03-31
NABISCO HOLDINGS CORP
filed 1998-05-11
CIK 932130

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                  FORM 10-Q/A
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                 7 CAMPUS DRIVE
                          PARSIPPANY, NEW JERSEY 07054
                                 (973) 682-5000
    (Address, including zip code, and telephone number, including area code, of the principal executive offices of Nabisco Holdings Corp.)

                            ------------------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO __

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: APRIL 30, 1998:

     NABISCO HOLDINGS CORP.:  51,353,004 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER
                              SHARE
                              213,250,000 SHARES OF CLASS B COMMON STOCK, PAR VALUE $.01 PER
                              SHARE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The Financial Data Schedule, Exhibit 27.3, was filed with an incorrect CIK number in Form 10-Q for the quarter ended 3/31/98, filed on May 8, 1998. It is being filed as Exhibit 27 in this Amendment to the May 8, 1998 filing.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NABISCO HOLDINGS CORP.
                                (Registrant)

                                           /s/ JAMES E. HEALEY
                                ......................................
                                James E. Healey
                                Executive Vice President and Chief
                                Financial Officer

Date: May 11, 1998                       /s/ ROBERT A. SCHIFFNER
                                ......................................
                                Robert A. Schiffner
                                Senior Vice President and Controller