Form 10-Q
period 1998-06-30
NABISCO HOLDINGS CORP; NABISCO INC
filed 1998-08-14
CIK 932130, 69526

                                                                   DRAFT 8-12-98
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: JULY 31, 1998:

     NABISCO HOLDINGS CORP.:  51,387,369 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER
                              SHARE
                              213,250,000 SHARES OF CLASS B COMMON STOCK, PAR VALUE $.01 PER
                              SHARE
              NABISCO, INC.:  100 SHARES OF COMMON STOCK, PAR VALUE $2.50 PER SHARE

                              -------------------

    NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                               PAGE
                                                                                                             ---------

PART I--FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Condensed Statements of Income--Three Months Ended
               June 30, 1998 and 1997......................................................................          1

             Consolidated Condensed Statements of Income--Six Months Ended
               June 30, 1998 and 1997......................................................................          2

             Consolidated Condensed Statements of Cash Flows--Six Months Ended
               June 30, 1998 and 1997......................................................................          3

             Consolidated Condensed Balance Sheets--June 30, 1998 and
               December 31, 1997...........................................................................          4

             Notes to Consolidated Condensed Financial Statements..........................................          5

  Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................................          7

PART II-- OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K..............................................................         12

  Signatures...............................................................................................         13

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                                   THREE MONTHS             THREE MONTHS
                                                                                       ENDED                    ENDED
                                                                                   JUNE 30, 1998            JUNE 30, 1997
                                                                              -----------------------  -----------------------
                                                                               NABISCO                  NABISCO
                                                                               HOLDINGS     NABISCO     HOLDINGS     NABISCO
                                                                              ----------  -----------  ----------  -----------
NET SALES...................................................................  $    2,131   $   2,131   $    2,191   $   2,191
                                                                              ----------  -----------  ----------  -----------
Costs and expenses:
  Cost of products sold.....................................................       1,187       1,187        1,239       1,239
  Selling, advertising, administrative and general expenses.................         691         691          632         632
  Amortization of trademarks and goodwill...................................          57          57           56          56
  Restructuring charge......................................................         406         406           --          --
                                                                              ----------  -----------  ----------  -----------
      OPERATING INCOME (LOSS)...............................................        (210)       (210)         264         264
Interest and debt expense...................................................         (78)        (78)         (82)        (82)
Other income (expense), net.................................................          (3)         (3)          (8)         (8)
                                                                              ----------  -----------  ----------  -----------
      Income (loss) before income taxes.....................................        (291)       (291)         174         174
Provision (benefit) for income taxes........................................         (91)        (91)          71          71
                                                                              ----------  -----------  ----------  -----------
      NET INCOME (LOSS).....................................................  $     (200)  $    (200)  $      103   $     103
                                                                              ----------  -----------  ----------  -----------
                                                                              ----------  -----------  ----------  -----------
NET INCOME (LOSS) PER COMMON SHARE..........................................  $     (.76)              $      .39
                                                                              ----------               ----------
                                                                              ----------               ----------

NET INCOME (LOSS) PER COMMON SHARE ASSUMING DILUTION........................  $     (.76)              $      .39
                                                                              ----------               ----------
                                                                              ----------               ----------

Dividends declared per common share.........................................  $     .175               $     .175
                                                                              ----------               ----------
                                                                              ----------               ----------

Average number of common shares outstanding (in thousands)..................     264,620                  265,070
                                                                              ----------               ----------
                                                                              ----------               ----------
Average number of common shares outstanding assuming dilution (in
  thousands)................................................................     264,620                  267,143
                                                                              ----------               ----------
                                                                              ----------               ----------

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (CONTINUED)

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                                    SIX MONTHS               SIX MONTHS
                                                                                       ENDED                    ENDED
                                                                                   JUNE 30, 1998            JUNE 30, 1997
                                                                              -----------------------  -----------------------
                                                                               NABISCO                  NABISCO
                                                                               HOLDINGS     NABISCO     HOLDINGS     NABISCO
                                                                              ----------  -----------  ----------  -----------
NET SALES...................................................................  $    4,093   $   4,093   $    4,096   $   4,096
                                                                              ----------  -----------  ----------  -----------
Costs and expenses:
  Cost of products sold.....................................................       2,312       2,312        2,348       2,348
  Selling, advertising, administrative and general expenses.................       1,290       1,290        1,175       1,175
  Amortization of trademarks and goodwill...................................         113         113          113         113
  Restructuring charge......................................................         406         406           --          --
                                                                              ----------  -----------  ----------  -----------
      OPERATING INCOME (LOSS)...............................................         (28)        (28)         460         460
Interest and debt expense...................................................        (158)       (158)        (163)       (163)
Other income (expense), net.................................................         (12)        (12)         (16)        (16)
                                                                              ----------  -----------  ----------  -----------
      Income (loss) before income taxes.....................................        (198)       (198)         281         281
Provision (benefit) for income taxes........................................         (53)        (53)         114         114
                                                                              ----------  -----------  ----------  -----------
      NET INCOME (LOSS).....................................................  $     (145)  $    (145)  $      167   $     167
                                                                              ----------  -----------  ----------  -----------
                                                                              ----------  -----------  ----------  -----------
NET INCOME (LOSS) PER COMMON SHARE..........................................  $     (.55)              $      .63
                                                                              ----------               ----------
                                                                              ----------               ----------

NET INCOME (LOSS) PER COMMON SHARE ASSUMING DILUTION........................  $     (.55)              $      .63
                                                                              ----------               ----------
                                                                              ----------               ----------

Dividends declared per common share.........................................  $      .35               $      .33
                                                                              ----------               ----------
                                                                              ----------               ----------

Average number of common shares outstanding (in thousands)..................     264,443                  265,070
                                                                              ----------               ----------
                                                                              ----------               ----------
Average number of common shares outstanding assuming dilution (in
  thousands)................................................................     264,443                  267,167
                                                                              ----------               ----------
                                                                              ----------               ----------

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                  SIX MONTHS                SIX MONTHS
                                                                                    ENDED                     ENDED
                                                                                JUNE 30, 1998             JUNE 30, 1997
                                                                           ------------------------  ------------------------
                                                                             NABISCO                   NABISCO
                                                                            HOLDINGS      NABISCO     HOLDINGS      NABISCO
                                                                           -----------  -----------  -----------  -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss)......................................................   $    (145)   $    (145)   $     167    $     167
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Depreciation of property, plant and equipment......................         137          137          140          140
      Amortization of intangibles........................................         113          113          113          113
      Deferred income tax provision (benefit)............................        (112)        (112)          25           25
      Restructuring charge, net of cash payments.........................         401          401          (83)         (83)
      Changes in working capital items, net..............................        (238)        (254)        (335)        (335)
      Other, net.........................................................         (37)         (37)         (18)         (18)
                                                                                -----        -----        -----        -----
    Net cash flows from operating activities.............................         119          103            9            9
                                                                                -----        -----        -----        -----
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures...................................................        (168)        (168)        (143)        (143)
  Acquisition of business................................................          (9)          (9)          --           --
  Proceeds from sale of businesses.......................................          --           --           50           50
  Other, net.............................................................           5            5           10           10
                                                                                -----        -----        -----        -----
    Net cash flows (used in) investing activities........................        (172)        (172)         (83)         (83)
                                                                                -----        -----        -----        -----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from the issuance of long-term debt...........................       1,102        1,102           88           88
  Proceeds from the sale of call options on long-term debt...............          41           41           --           --
  Repayments of long-term debt...........................................        (977)        (977)         (14)         (14)
  Increase in notes payable..............................................         (28)         (28)          67           67
  Dividends paid on common stock.........................................         (93)         (93)         (82)         (82)
  Repurchases of Class A common stock....................................         (38)          --           --           --
  Proceeds from exercise of Class A common stock options.................          22           --           --           --
                                                                                -----        -----        -----        -----
    Net cash flows from financing activities.............................          29           45           59           59
                                                                                -----        -----        -----        -----
Effect of exchange rate changes on cash and cash equivalents.............          (5)          (5)          (2)          (2)
                                                                                -----        -----        -----        -----
    Net change in cash and cash equivalents..............................         (29)         (29)         (17)         (17)
Cash and cash equivalents at beginning of period.........................         127          127           93           93
                                                                                -----        -----        -----        -----
Cash and cash equivalents at end of period...............................   $      98    $      98    $      76    $      76
                                                                                -----        -----        -----        -----
                                                                                -----        -----        -----        -----

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                           JUNE 30, 1998         DECEMBER 31, 1997
                                                                       ----------------------  ----------------------
                                                                         NABISCO                 NABISCO
                                                                        HOLDINGS     NABISCO    HOLDINGS     NABISCO
                                                                       -----------  ---------  -----------  ---------
ASSETS
Current assets:
  Cash and cash equivalents..........................................   $      98   $      98   $     127   $     127
  Accounts and notes receivable, net.................................         516         516         521         521
  Intercompany receivable from Nabisco Holdings......................          --          44          --          --
  Deferred income taxes..............................................          24          24          27          27
  Inventories........................................................         832         832         865         865
  Prepaid expenses...................................................          76          76          59          59
                                                                       -----------  ---------  -----------  ---------
      TOTAL CURRENT ASSETS...........................................       1,546       1,590       1,599       1,599
                                                                       -----------  ---------  -----------  ---------
Property, plant and equipment, net...................................       3,146       3,146       3,327       3,327
Trademarks, net......................................................       3,682       3,682       3,725       3,725
Goodwill, net........................................................       3,309       3,309       3,343       3,343
Other assets and deferred charges....................................         114         114         133         133
                                                                       -----------  ---------  -----------  ---------
                                                                        $  11,797   $  11,841   $  12,127   $  12,127
                                                                       -----------  ---------  -----------  ---------
                                                                       -----------  ---------  -----------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable......................................................   $     143   $     143   $     180   $     180
  Accounts payable and accrued liabilities...........................       1,249       1,251       1,318       1,263
  Intercompany payable to Nabisco Holdings...........................          --          --          --          13
  Current maturities of long-term debt...............................         120         120          21          21
  Income taxes accrued...............................................         109         109         131         131
                                                                       -----------  ---------  -----------  ---------
      TOTAL CURRENT LIABILITIES......................................       1,621       1,623       1,650       1,608
                                                                       -----------  ---------  -----------  ---------
Long-term debt (less current maturities).............................       4,356       4,356       4,334       4,334
Other noncurrent liabilities.........................................         721         721         646         646
Deferred income taxes................................................       1,169       1,169       1,293       1,293
Stockholders' equity:................................................
  Class A common stock (51,819,653 shares issued)....................           1          --           1          --
  Class B common stock (213,250,000 shares issued
    and outstanding).................................................           2          --           2          --
  Paid-in capital....................................................       4,092       4,141       4,087       4,141
  Retained earnings..................................................          15         (13)        268         225
  Treasury stock, at cost............................................         (22)         --         (32)         --
  Accumulated other comprehensive income.............................        (156)       (156)       (120)       (120)
  Notes receivable on common stock purchases.........................          (2)         --          (2)         --
                                                                       -----------  ---------  -----------  ---------
      TOTAL STOCKHOLDERS' EQUITY.....................................       3,930       3,972       4,204       4,246
                                                                       -----------  ---------  -----------  ---------
                                                                        $  11,797   $  11,841   $  12,127   $  12,127
                                                                       -----------  ---------  -----------  ---------
                                                                       -----------  ---------  -----------  ---------

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

RESTRUCTURING CHARGE

    In the second quarter of 1998, Nabisco recorded a restructuring charge of $406 million ($268 million after tax) related to a program announced on June 8, 1998. The restructuring program, which was undertaken to streamline operations and improve profitability, commenced during the second quarter of 1998 and will be substantially completed during 1999. The $406 million restructuring expense will require cash expenditures of approximately $164 million. In addition to the restructuring charge, the program will require additional cash expenditures of approximately $118 million, of which $6 million ($4 million after tax) was incurred in the second quarter of 1998. These additional expenses are principally for implementation and integration of the program and include costs for relocation of employees and equipment and training. After completion of the restructuring program, pre-tax savings in 2000 and thereafter are expected to be approximately $100 million annually.

    The major components of the $406 million restructuring charge are $162 million for domestic and international severance and related benefits associated with workforce reductions totaling approximately 4,300 employees, $186 million for estimated losses from disposals of property related to domestic and international plant closures, $43 million for estimated losses from disposals of equipment and packaging materials related to non-strategic product line rationalizations, and $15 million for estimated costs to terminate distribution related contracts.

    As of June 30, 1998, $7 million of the restructuring accruals were utilized as follows: $5 million for severance and related benefits; and $2 million for product line rationalizations.

NOTE 2--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                                                JUNE 30,     DECEMBER 31,
                                                                                  1998           1997
                                                                               -----------  ---------------
Finished products............................................................   $     494      $     540
Raw materials................................................................         197            182
Other........................................................................         141            143
                                                                                    -----          -----
                                                                                $     832      $     865
                                                                                    -----          -----
                                                                                    -----          -----

NOTE 3--COMPREHENSIVE INCOME

    On January 1, 1998, Nabisco Holdings and Nabisco adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in stockholders' equity during a period from transactions from nonowner sources. Comprehensive income consists of net income and other comprehensive income, which includes all other nonowner changes in stockholders' equity. For Nabisco Holdings and Nabisco, other comprehensive income consists of foreign currency translation adjustments that amounted to charges of $25 million and $11 million for the three months ended June 30, 1998 and 1997, respectively, and $36 million and $34 million for the six months ended June 30, 1998 and 1997, respectively. The Cumulative Translation Adjustment amount previously reported as a separate component of stockholders' equity is now included in Accumulated Other Comprehensive Income in the Consolidated Condensed Balance Sheets. Comprehensive loss for the three and six months ended June 30, 1998 amounted to $225 million and $181 million, respectively. Comprehensive income for the three and six months ended June 30, 1997 amounted to $92 million and $133 million, respectively.

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

NOTE 5--SUBSEQUENT EVENTS

    In July 1998, Nabisco sold its College Inn brand of canned broths and signed agreements, which are subject to certain conditions, to sell its U.S. and Canadian tablespreads and U.S. egg substitute businesses and the Del Monte brand canned vegetable business in Venezuela. In 1997, net sales from these businesses totaled approximately $550 million. Subject to completion, these transactions will be recorded in the third quarter of 1998 and are expected to result in a net after-tax gain.

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

                             RESULTS OF OPERATIONS

    Summarized financial data for Nabisco Holdings is as follows:

                                                               THREE MONTHS                        SIX MONTHS
                                                              ENDED JUNE 30,                     ENDED JUNE 30,
                                                     ---------------------------------  ---------------------------------
(DOLLARS IN MILLIONS)                                  1998       1997      % CHANGE      1998       1997      % CHANGE
                                                     ---------  ---------  -----------  ---------  ---------  -----------
Net Sales:
 Biscuit...........................................  $     864  $     907         (5%)  $   1,714  $   1,708      --
 U.S. Foods Group..................................        637        647         (2%)      1,167      1,174         (1%)
                                                     ---------  ---------               ---------  ---------
 Domestic Food Group...............................      1,501      1,554         (3%)      2,881      2,882      --
 International Food Group..........................        630        637         (1%)      1,212      1,214      --
                                                     ---------  ---------               ---------  ---------
 Total Nabisco Holdings............................  $   2,131  $   2,191         (3%)  $   4,093  $   4,096      --
                                                     ---------  ---------               ---------  ---------
                                                     ---------  ---------               ---------  ---------

Operating Company Contribution(1):
 Biscuit(2)........................................  $     125  $     183        (32%)  $     268  $     317        (15%)
 U.S. Foods Group(3)...............................         81         93        (13%)        144        158         (9%)
                                                     ---------  ---------               ---------  ---------
 Domestic Food Group...............................        206        276        (25%)        412        475        (13%)
 International Food Group(4).......................         47         44          7%          79         98        (19%)
                                                     ---------  ---------               ---------  ---------
 Total Nabisco Holdings............................  $     253  $     320        (21%)  $     491  $     573        (14%)
                                                     ---------  ---------               ---------  ---------
                                                     ---------  ---------               ---------  ---------
Operating Income (Loss)(5):
 Domestic Food Group...............................  $    (203) $     226               $     (47) $     374
 International Food Group..........................         (7)        38                      19         86        (78%)
                                                     ---------  ---------               ---------  ---------
 Total Nabisco Holdings............................  $    (210) $     264               $     (28) $     460
                                                     ---------  ---------               ---------  ---------
                                                     ---------  ---------               ---------  ---------

------------------------

(1) Operating income (loss) before amortization of trademarks and goodwill and exclusive of restructuring expense.

(2) Each 1998 period includes $4 million of restructuring related expenses associated with the June 1998 restructuring program.

(3) Each 1998 period includes $2 million of restructuring expenses associated with the June 1998 restructuring program. Each 1997 period includes a net $8 million gain.

(4) Each 1997 period includes $7 million of non-recurring expense.

(5) Each 1998 period includes the June restructuring charge of $406 million, consisting of $358 million for the Domestic Food Group (Biscuit $268 million and U.S. Foods Group $90 million) and $48 million for the International Food Group.

    Nabisco Holdings reported net sales of $2.13 billion in the second quarter of 1998, a decrease of 3% from the second quarter 1997 level of $2.19 billion and $4.09 billion in the first six months of 1998, approximately the same level as 1997. The Domestic Food Group's net sales declined 3% for the second quarter and were flat for the first six months, while the International Food Group's net sales declined 1% in the second quarter and were flat for the first six months. Within the Domestic Food Group, Nabisco Biscuit net sales declined 5% in the second quarter and were slightly higher in the first six months versus the prior year. The second quarter's decrease was primarily due to volume declines in the SnackWell's line and breakfast snacks. The small increase in net sales for the first six months of 1998 reflects price increases, volume increases in core cookie and cracker brands, largely offset by lower volumes in SnackWell's and breakfast snacks. Net sales for the first six months of 1998 were favorably impacted by more selling days. Without these extra days, net sales would have declined 3% due to lower volumes. The U.S. Foods Group's net sales decrease of 2% in the second quarter and 1% for the first six months of 1998 was primarily due to the 1997 disposal of certain regional brands and Plush Pippin pies in 1998. Excluding the impact of these disposals, net sales would have risen 1% in the second quarter and 2% in the six month period. In addition, higher sales for nuts and the inclusion of Cornnuts snacks acquired in December 1997 were offset by lower sales volume for confections and other products.

    The International Food Group's net sales decrease in the second quarter and first six months of 1998 resulted from unfavorable foreign exchange rates, particularly in Spain and Canada, and from declines in Argentina due to competitive activity, in Spain due to trade consolidations, in Canada due to sluggish biscuit sales and in Asia due to the impact of the regional economic downturn, partially offset by improvements in Venezuela and Mexico.

    Nabisco Holdings' operating company contribution was $253 million in the second quarter of 1998, a decrease of 21% from the first quarter 1997 level of $320 million, and $491 million in the first six months of 1998, a decrease of 14% versus the $573 million generated in the first six months of 1997. The Domestic Food Group's operating company contribution decreased 25% and 13% versus the second quarter and first six months of last year, respectively, while the International Food Group's operating company contribution increased 7% and decreased 19%, respectively. Operating company contribution for the second quarter and first six months of 1998 includes $6 million of restructuring related expense in the Domestic Food Group (Nabisco Biscuit $4 million and U.S. Foods Group $2 million) associated with the implementation of the June 1998 restructuring program. Operating company contribution for the second quarter and first six months of 1997 includes a $32 million gain from the sale of certain U.S. Foods Group regional brands and non-recurring expenses of $31 million. The non-recurring expenses for the U.S. Foods Group totaled $24 million, consisting of a $14 million provision for the additional write-down of a business held for sale and $10 million expense for the reorganization of its selling organization. The International Food Group's 1997 results include a $7 million non-recurring expense to relocate its headquarters from New York City to New Jersey. Excluding the 1998 restructuring related expenses and the 1997 non-recurring items, Nabisco Holdings' and the Domestic Food Group's respective operating company contributions were $259 million and $212 million in the second quarter of 1998 versus $319 million and $268 million in the second quarter of 1997, a decrease of 19% and 21%, respectively. On the same basis, for the first six months of 1998, Nabisco Holdings and the Domestic Food Group generated operating company contribution of $497 million and $418 million respectively versus $572 million and $467 million in the first six months of 1997, a decrease of 13% and 10%, respectively. Excluding the impact of the 1997 non-recurring expense, the International Food Group's decrease in operating company contribution for the second quarter and first six months of 1998 was 8% and 25%, respectively.

    Excluding the $4 million impact of the 1998 restructuring related expenses, the operating company contribution for Nabisco Biscuit decreased $54 million, or 30%, for the second quarter of 1998 and decreased $45 million, or 14%, for the first six months of 1998. These declines resulted largely from the impact of lower sales in the second quarter and higher selling related expenses in both periods. Excluding the 1998 restructuring related expense and 1997 non-recurring items, the U.S. Foods Group's operating company contribution decreased $2 million for the second quarter of 1998 and $4 million the first six months of 1998, primarily due to the impact of the 1997 disposal of certain regional brands. Excluding the impact of the 1997 non-recurring expense, the International Food Group's decline in operating company contribution for the second quarter and first six months of 1998 was principally due to the net sales decline discussed above coupled with higher marketing expense in Canada, which more than offset improvements in Venezuela and Mexico.

    Nabisco Holdings' operating loss in the second quarter and first six months of 1998 includes a $406 million restructuring charge. Excluding the June 1998 restructuring charge and an additional $6 million of restructuring related implementation expenses incurred in the 1998 second quarter and the 1997 non-recurring items, operating income was $202 million for the second quarter of 1998 and $384 million for the first six months of 1998, compared to the respective 1997 amounts of $263 million and $459 million, a decrease of 23% and 16%, respectively. The decrease in operating income for both periods reflects lower operating company contribution.

    In the June 8, 1998 announcement of the restructuring program, Nabisco Holdings also announced that marketing initiatives in Nabisco Biscuit would be increased by 30% in the second half of 1998 over year ago levels. These initiatives, which started in July, and the restructuring program discussed below will significantly impact anticipated earnings for 1998.

RESTRUCTURING CHARGE

    In the second quarter of 1998, Nabisco recorded a restructuring charge of $406 million ($268 million after tax) related to a program announced on June 8, 1998. The restructuring program, which was undertaken to streamline operations and improve profitability, commenced during the second quarter of 1998 and will be substantially completed during 1999. The restructuring charge for the Domestic Food Group amounted to $358 million and consisted of $268 million for the Nabisco Biscuit Company, $30 million for the LifeSavers Company, $15 million for the Specialty Products Company and the remaining $45 million for corporate headquarters operations, the Sales & Integrated Logistics Group and other business units. The restructuring expense for the International Food Group amounted to $48 million and consisted of $37 million for Latin American operations, including $15 million for Brazil and $15 million for Argentina, and $7 million for Canada.

    The $406 million restructuring charge will require cash expenditures of approximately $164 million. In addition to the restructuring expense, the program will require additional expenditures of approximately $118 million, of which $6 million ($4 million after tax) was recorded in the second quarter of 1998. These additional expenses are principally for implementation and integration of the program and also include costs for relocation of employees and equipment and training. Key components of the restructuring program include the disposal of plant and distribution assets in the United States and Latin America, including facilities in Argentina and Brazil; the reconfiguring of sales organizations to improve their effectiveness and drive revenue growth; the downsizing of departmental organizations and operating company structures; and the discontinuance of certain non-strategic product lines. After completion of the restructuring program, pre-tax savings in 2000 and thereafter are expected to be approximately $100 million annually.

    The major components of the $406 million restructuring charge are discussed further in Note 1 to the Condensed Consolidated Financial Statements.

    Management of Nabisco Holdings is continuing to explore ways to increase efficiency and productivity and to reduce the cost structures of its respective businesses, actions that, if implemented, could affect future results, including results in 1998.

INTEREST AND DEBT EXPENSE

    Consolidated interest and debt expense of $78 million in the second quarter of 1998 and $158 million for the first six months of 1998 decreased 5% and 3%, respectively, from the same 1997 period primarily as a result of replacing fixed rate debt at lower rates.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net amounted to expense of $3 million and $12 million for the second quarter and first six months of 1998, a decrease of $5 million and $4 million, respectively, from the comparable 1997 period primarily due to lower foreign exchange losses and higher interest income.

NET INCOME (LOSS)

    Nabisco Holdings' net loss for the second quarter and first six months of 1998 includes after tax restructuring and restructuring related charges of $272 million related to the June 1998 restructuring program. Excluding the effects of this program and a 1997 net gain of $1 million, second quarter 1998 net income of $72 million was 29% lower than the 1997 second quarter level of $102 million, and net income of $127 million in the first six months of 1998 decreased 23% from the 1997 first six months level of $166 million, reflecting lower operating income.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive loss of $225 million and $181 million in the second quarter and first six months of 1998 compares with comprehensive income of $92 million and $133 million for the same 1997 periods. Both 1998 periods were impacted by the $272 million for the restructuring program, lower net earnings from operations and higher foreign currency translation losses in 1998 of $14 million and $2 million, respectively.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

    On January 1, 1998, Nabisco Holdings and Nabisco adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. See Note 3 to the Consolidated Condensed Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows from operating activities amounted to $119 million for the first six months of 1998 compared to $9 million for the first six months of 1997. The increase in net cash flows from operating activities primarily reflects lower 1998 payments related to the 1998 restructuring program versus the 1997 payments related to the 1996 restructuring program of $78 million and lower working capital requirements.

    Cash flows used in investing activities for the first six months of 1998 increased $89 million to $172 million from the first six months of 1997, primarily due to the collection in 1997 of $50 million of proceeds from the sale of certain regional brands and an increase in capital expenditures in 1998 of $25 million.

    Capital expenditures were $168 million in the first six months of 1998. Management expects that the current level of capital expenditures planned for 1998 will be approximately $350 million, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations will be sufficient to support its planned capital expenditures in 1998.

    Cash flows from financing activities were $29 million for the first six months of 1998, a decrease of $30 million from the first six months of 1997. The decrease in 1998 was due to lower inflows from net borrowings and higher outflows for dividends and stock repurchases, partially offset by the 1998 proceeds from the sale of call options on debt.

    As of June 30, 1998, the five-year $1.5 billion revolving credit facility was unutilized and fully available. In addition, the 364-day $1.381 billion credit facility was utilized to support outstanding commercial paper borrowings of $1.025 billion, and accordingly, $356 million was available.

    Registrants believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    At June 30, 1998, Nabisco Holdings' total debt (notes payable and long-term debt, including current maturities) and total capital (total debt and total stockholders' equity) amounted to approximately $4.6 billion and $8.5 billion, respectively, of which total debt is higher by $84 million and total capital is lower by $190 million than their respective balances at December 31, 1997. Nabisco Holdings' ratios of total debt to total stockholders' equity and total debt to total capital at June 30, 1998 were 1.2 to 1 and .54 to 1, respectively.

    Nabisco Holdings currently pays regular quarterly dividends on its common stock at an annual rate of $.70 per share. At that rate, the aggregate amount of dividends to be paid would be approximately $185 million during 1998.

    In July 1998, Nabisco sold its College Inn brand of canned broths and signed agreements, which are subject to certain conditions, to sell its U.S. and Canadian tablespreads and U.S. egg substitute businesses and the Del Monte brand canned vegetable business in Venezuela. In 1997, net sales from these businesses totaled approximately $550 million. Subject to completion, these transactions will be recorded in the third quarter of 1998 and are expected to result in a net after-tax gain.

    Management of Nabisco Holdings is continuing to review various strategic transactions, including but not limited to, acquisitions, divestitures, mergers and joint ventures.

YEAR 2000 ISSUE

    Reviews of systems and applications, including key suppliers and vendors, are being conducted, implementation plans to resolve any issues are being formulated and certain remedial actions are being undertaken.

    Nabisco Holdings expects its Year 2000 compliance programs, which began in 1996, to be substantially completed in all material respects by mid-1999. The total cost of achieving Year 2000 compliance is currently estimated to be approximately $30 million to $35 million. All modification costs are expensed as incurred. Through June 30, 1998, approximately $9 million has been expensed.

                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements concerning, among other things, the impact of Year 2000 on systems and applications, the level of restructuring-related expenses and savings from the program, the level of future capital expenditures, and the level of dividends. These statements reflect management's current views with respect to future events and financial performance. These forward-looking statements are based on many assumptions and factors including competitive pricing for products, commodity prices, success of new product innovations and acquisitions, economic conditions in countries where Nabisco Holdings' subsidiaries do business, the effects of currency fluctuations and the effects of government regulation. Any changes in such assumptions or factors could produce significantly different results.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

10.1       First Amendment to the Revolving Credit Agreement and the Second Amendment to
           the 364 Day Facility, dated May 19, 1998, among Nabisco Holdings Corp.,
           Nabisco Inc., and the lending institutions parties thereto.

10.2       Form of Non-qualified Stock Option Agreement between Nabisco Holdings Corp.
           and the Director named therein, dated April 15, 1998 (1998 annual grant).

12         Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges/Deficiency in
           the Coverage of Fixed Charges by Earnings Before Fixed Charges for the Six
           Months ended June 30, 1998.

27.1       Nabisco Holdings Corp. Financial Data Schedule.

27.2       Nabisco, Inc. Financial Data Schedule.

    ----------------------------

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

                                NABISCO HOLDINGS CORP.
                                NABISCO, INC.
                                (Registrants)

Date: August 14, 1998                      /s/ JAMES E. HEALEY
                                ......................................
                                James E. Healey
                                Executive Vice President and
                                Chief Financial Officer

                                          /s/ IAN E. LEE-LEVITEN
                                ......................................
                                Ian E. Lee-Leviten
                                Senior Vice President and Controller