Form 10-Q
period 1998-09-30
NABISCO HOLDINGS CORP; NABISCO INC
filed 1998-11-12
CIK 932130, 69526

                                                                  DRAFT 11/12/98
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: OCTOBER 30, 1998:

     NABISCO HOLDINGS CORP.:  51,394,359 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER
                              SHARE
                              213,250,000 SHARES OF CLASS B COMMON STOCK, PAR VALUE $.01 PER
                              SHARE
              NABISCO, INC.:  100 SHARES OF COMMON STOCK, PAR VALUE $2.50 PER SHARE

                              -------------------

    NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                               PAGE
                                                                                                             ---------

PART I--FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Condensed Statements of Income--Three Months Ended
               September 30, 1998 and 1997.................................................................          1

             Consolidated Condensed Statements of Income--Nine Months Ended
               September 30, 1998 and 1997.................................................................          2

             Consolidated Condensed Statements of Cash Flows--Nine Months Ended September 30, 1998 and
               1997........................................................................................          3

             Consolidated Condensed Balance Sheets--September 30, 1998 and
               December 31, 1997...........................................................................          4

             Notes to Consolidated Condensed Financial Statements..........................................          5

  Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................................          7

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk....................................         13

PART II-- OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K..............................................................         14

  Signatures...............................................................................................         15

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                          SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                                                                        -----------------------  -----------------------
                                                                         NABISCO                  NABISCO
                                                                         HOLDINGS     NABISCO     HOLDINGS     NABISCO
                                                                        ----------  -----------  ----------  -----------
NET SALES.............................................................  $    2,098   $   2,098   $    2,203   $   2,203
                                                                        ----------  -----------  ----------  -----------
Costs and expenses:
  Cost of products sold...............................................       1,166       1,166        1,249       1,249
  Selling, advertising, administrative and general expenses...........         694         694          653         653
  Amortization of trademarks and goodwill.............................          54          54           57          57
                                                                        ----------  -----------  ----------  -----------
      OPERATING INCOME................................................         184         184          244         244
Interest and debt expense.............................................         (72)        (72)         (82)        (82)
Other income (expense), net...........................................         (10)        (10)          (7)         (7)
                                                                        ----------  -----------  ----------  -----------
      Income before income taxes......................................         102         102          155         155
Provision for income taxes............................................          47          47           63          63
                                                                        ----------  -----------  ----------  -----------
      NET INCOME......................................................  $       55   $      55   $       92   $      92
                                                                        ----------  -----------  ----------  -----------
                                                                        ----------  -----------  ----------  -----------

NET INCOME PER COMMON SHARE...........................................  $      .21               $      .35
                                                                        ----------               ----------
                                                                        ----------               ----------

NET INCOME PER COMMON SHARE ASSUMING DILUTION.........................  $      .21               $      .34
                                                                        ----------               ----------
                                                                        ----------               ----------

Dividends declared per common share...................................  $     .175               $     .175
                                                                        ----------               ----------
                                                                        ----------               ----------

Average number of common shares outstanding (in thousands)............     264,634                  265,070
                                                                        ----------               ----------
                                                                        ----------               ----------

Average number of common shares outstanding assuming dilution (in
  thousands)..........................................................     266,219                  267,407
                                                                        ----------               ----------
                                                                        ----------               ----------

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                          NINE MONTHS ENDED         NINE MONTHS ENDED
                                                                          SEPTEMBER 30, 1998        SEPTEMBER 30, 1997
                                                                       ------------------------  ------------------------
                                                                         NABISCO                   NABISCO
                                                                        HOLDINGS      NABISCO     HOLDINGS      NABISCO
                                                                       -----------  -----------  -----------  -----------
NET SALES............................................................   $   6,191    $   6,191    $   6,299    $   6,299
                                                                       -----------  -----------  -----------  -----------
Costs and expenses:
  Cost of products sold..............................................       3,478        3,478        3,597        3,597
  Selling, advertising, administrative and general expenses..........       1,984        1,984        1,828        1,828
  Amortization of trademarks and goodwill............................         167          167          170          170
  Restructuring charge...............................................         406          406           --           --
                                                                       -----------  -----------  -----------  -----------
      OPERATING INCOME...............................................         156          156          704          704
Interest and debt expense............................................        (230)        (230)        (245)        (245)
Other income (expense), net..........................................         (22)         (22)         (23)         (23)
                                                                       -----------  -----------  -----------  -----------
      Income (loss) before income taxes..............................         (96)         (96)         436          436
Provision (benefit) for income taxes.................................          (6)          (6)         177          177
                                                                       -----------  -----------  -----------  -----------
      NET INCOME (LOSS)..............................................   $     (90)   $     (90)   $     259    $     259
                                                                       -----------  -----------  -----------  -----------
                                                                       -----------  -----------  -----------  -----------

NET INCOME (LOSS) PER COMMON SHARE...................................   $    (.34)                $     .98
                                                                       -----------               -----------
                                                                       -----------               -----------

NET INCOME (LOSS) PER COMMON SHARE ASSUMING DILUTION.................   $    (.34)                $     .97
                                                                       -----------               -----------
                                                                       -----------               -----------

Dividends declared per common share..................................   $    .525                 $    .505
                                                                       -----------               -----------
                                                                       -----------               -----------

Average number of common shares outstanding (in thousands)...........     264,507                   265,070
                                                                       -----------               -----------
                                                                       -----------               -----------

Average number of common shares outstanding assuming dilution (in
  thousands).........................................................     264,507                   267,247
                                                                       -----------               -----------
                                                                       -----------               -----------

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                    NINE MONTHS ENDED       NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 1998      SEPTEMBER 30, 1997
                                                                   --------------------  ------------------------
                                                                    NABISCO                NABISCO
                                                                   HOLDINGS    NABISCO    HOLDINGS      NABISCO
                                                                   ---------  ---------  -----------  -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss)..............................................  $     (90) $     (90)  $     259    $     259
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Depreciation of property, plant and equipment..............        207        207         209          209
      Amortization of intangibles................................        167        167         170          170
      Deferred income tax provision (benefit)....................       (183)      (183)         19           19
      Restructuring charge, net of cash payments.................        388        388        (107)        (107)
      Gain on businesses sold and exited.........................        (14)       (14)        (32)         (32)
      Changes in working capital items, net......................       (192)      (208)       (355)        (355)
      Other, net.................................................        (22)       (22)         (4)          (4)
                                                                   ---------  ---------       -----        -----
    Net cash flows from operating activities.....................        261        245         159          159
                                                                   ---------  ---------       -----        -----
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures...........................................       (242)      (242)       (233)        (233)
  Acquisition of businesses......................................         (9)        (9)         --           --
  Proceeds from sale of businesses...............................        550        550          50           50
  Other, net.....................................................          8          8          15           15
                                                                   ---------  ---------       -----        -----
    Net cash flows from (used in) investing activities...........        307        307        (168)        (168)
                                                                   ---------  ---------       -----        -----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from the issuance of long-term debt...............      1,279      1,279         242          242
  Proceeds from the sale of call options on long-term debt.......         41         41          --           --
  Repayments of long-term debt...................................     (1,682)    (1,682)       (111)        (111)
  Increase (decrease) in notes payable...........................        (95)       (95)         19           19
  Dividends paid on common stock.................................       (139)      (139)       (129)        (129)
  Repurchases of Class A common stock............................        (38)        --          --           --
  Proceeds from exercise of Class A common stock options.........         24         --          --           --
                                                                   ---------  ---------       -----        -----
    Net cash flows from (used in) financing activities...........       (610)      (596)         21           21
                                                                   ---------  ---------       -----        -----
Effect of exchange rate changes on cash and cash equivalents.....         (6)        (6)         (3)          (3)
                                                                   ---------  ---------       -----        -----
    Net change in cash and cash equivalents......................        (48)       (50)          9            9
Cash and cash equivalents at beginning of period.................        127        127          93           93
                                                                   ---------  ---------       -----        -----
Cash and cash equivalents at end of period.......................  $      79  $      77   $     102    $     102
                                                                   ---------  ---------       -----        -----
                                                                   ---------  ---------       -----        -----

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                         SEPTEMBER 30, 1998      DECEMBER 31, 1997
                                                                       ----------------------  ----------------------
                                                                         NABISCO                 NABISCO
                                                                        HOLDINGS     NABISCO    HOLDINGS     NABISCO
                                                                       -----------  ---------  -----------  ---------
ASSETS
Current assets:
  Cash and cash equivalents..........................................   $      79   $      77   $     127   $     127
  Accounts and notes receivable, net.................................         522         522         521         521
  Deferred income taxes..............................................          19          19          27          27
  Inventories........................................................         865         865         865         865
  Prepaid expenses...................................................          73          73          59          59
                                                                       -----------  ---------  -----------  ---------
      TOTAL CURRENT ASSETS...........................................       1,558       1,556       1,599       1,599
                                                                       -----------  ---------  -----------  ---------
Property, plant and equipment, net...................................       3,007       3,007       3,327       3,327
Trademarks, net......................................................       3,396       3,396       3,725       3,725
Goodwill, net........................................................       3,206       3,206       3,343       3,343
Other assets and deferred charges....................................         109         109         133         133
                                                                       -----------  ---------  -----------  ---------
                                                                        $  11,276   $  11,274   $  12,127   $  12,127
                                                                       -----------  ---------  -----------  ---------
                                                                       -----------  ---------  -----------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable......................................................   $      75   $      75   $     180   $     180
  Accounts payable and accrued liabilities...........................       1,323       1,277       1,318       1,263
  Intercompany payable to Nabisco Holdings...........................          --           3          --          13
  Current maturities of long-term debt...............................         118         118          21          21
  Income taxes accrued...............................................         178         178         131         131
                                                                       -----------  ---------  -----------  ---------
      TOTAL CURRENT LIABILITIES......................................       1,694       1,651       1,650       1,608
                                                                       -----------  ---------  -----------  ---------
Long-term debt (less current maturities).............................       3,828       3,828       4,334       4,334
Other noncurrent liabilities.........................................         735         735         646         646
Deferred income taxes................................................       1,093       1,093       1,293       1,293
Stockholders' equity:................................................
  Class A common stock (51,819,653 shares issued)....................           1          --           1          --
  Class B common stock (213,250,000 shares issued
    and outstanding).................................................           2          --           2          --
  Paid-in capital....................................................       4,092       4,141       4,087       4,141
  Retained earnings..................................................          23          (4)        268         225
  Treasury stock, at cost............................................         (20)         --         (32)         --
  Accumulated other comprehensive income.............................        (170)       (170)       (120)       (120)
  Notes receivable on common stock purchases.........................          (2)         --          (2)         --
                                                                       -----------  ---------  -----------  ---------
      TOTAL STOCKHOLDERS' EQUITY.....................................       3,926       3,967       4,204       4,246
                                                                       -----------  ---------  -----------  ---------
                                                                        $  11,276   $  11,274   $  12,127   $  12,127
                                                                       -----------  ---------  -----------  ---------
                                                                       -----------  ---------  -----------  ---------

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

BUSINESSES SOLD AND EXITED

    In the third quarter of 1998, cost of products sold was reduced by a $14 million net gain ($2 million after tax) related to businesses sold and non-strategic businesses exited. Businesses sold include the College Inn brand of canned broths, the U.S. and Canadian tablespreads and U.S. egg substitute businesses, and the Del Monte brand canned vegetable business in Venezuela for net proceeds of approximately $550 million. Net sales for the full year 1997 from the businesses sold and exited by Nabisco were $583 million.

NEW ACCOUNTING PRONOUNCEMENTS

    During the second quarter of 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which must be adopted by the Registrants by January 1, 2000, with early adoption permitted. SFAS No. 133 requires that all derivative instruments be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Nabisco Holdings and Nabisco have not yet determined the timing of adoption or the impact that adoption or subsequent application of SFAS No. 133 will have on their financial position or results of operations.

    In April of 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 establishes standards on accounting for start-up and organization costs and, in general, requires such costs to be expensed as incurred. This standard is required to be adopted on January 1, 1999. The adoption of SOP No. 98-5 is not expected to have a material effect on Nabisco Holdings' or Nabisco's financial position or results of operations.

    On April 1, 1998 Nabisco Holdings and Nabisco adopted Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. The adoption of SOP No. 98-1 had no material effect on Nabisco Holdings' or Nabisco's financial position or results of operations.

RESTRUCTURING CHARGE

    In the second quarter of 1998, Nabisco recorded a restructuring charge of $406 million ($268 million after tax) related to a program announced on June 8, 1998. The restructuring program, which was undertaken to streamline operations and improve profitability, commenced during the second quarter of

1998 and will be substantially completed during 1999. The $406 million restructuring charge will require cash expenditures of approximately $164 million. In addition to the restructuring charge, the program will require additional cash expenditures of approximately $118 million, of which $21 million ($12 million after tax) was incurred in the second and third quarters of 1998. These additional expenses are principally for implementation and integration of the program and include costs for relocation of employees and equipment and training. After completion of the restructuring program, pre-tax savings in 2000 and thereafter are expected to be approximately $100 million annually.

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

    As of September 30, 1998, $27 million of charges were applied against restructuring reserves as follows: $17 million for severance and related benefits, $8 million for product line rationalizations, $1 million for plant closures and $1 million for contract terminations.

NOTE 2--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1998             1997
                                                                          ---------------  ---------------
Finished products.......................................................     $     528        $     540
Raw materials...........................................................           189              182
Other...................................................................           148              143
                                                                                 -----            -----
                                                                             $     865        $     865
                                                                                 -----            -----
                                                                                 -----            -----

NOTE 3--COMPREHENSIVE INCOME

    On January 1, 1998, Nabisco Holdings and Nabisco adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in stockholders' equity during a period from transactions from nonowner sources. Comprehensive income consists of net income and other comprehensive income, which includes all other nonowner changes in stockholders' equity. For Nabisco Holdings and Nabisco, other comprehensive income consists of foreign currency translation adjustments that amounted to charges of $14 million and $9 million for the three months ended September 30, 1998 and 1997, respectively, and $50 million and $43 million for the nine months ended September 30, 1998 and 1997, respectively. The Cumulative Translation Adjustment amount previously reported as a separate component of stockholders' equity is now included in Accumulated Other Comprehensive Income in the Consolidated Condensed Balance Sheets. Comprehensive income for the three months and comprehensive loss for the nine months ended September 30, 1998 amounted to $41 million and $140 million, respectively. Comprehensive income for the three and nine months ended September 30, 1997 amounted to $83 million and $216 million, respectively.

NOTE 4--LONG-TERM DEBT

    In January 1998, Nabisco issued $400 million of 6% notes due February 15, 2011 which are putable and callable on February 15, 2001; $300 million of 6 1/8% notes due February 1, 2033 which are putable and callable on February 1, 2003; and $300 million of 6 3/8% notes due February 1, 2035 which are putable and callable on February 1, 2005. Unless the notes are put, the interest rates on the 6% notes, the 6 1/8% notes and the 6 3/8% notes are reset on the applicable put/call date to achieve a yield to maturity of 5.75%, 6.07% and 6.07%, respectively, plus, in each case, Nabisco's future credit spread on treasury notes of comparable maturities. The $1,039 million proceeds from these notes, which includes $41 million as compensation for the sale of the call options, were used to repay commercial paper.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of Nabisco Holdings' financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Condensed Financial Statements.

    The food business is conducted by operating subsidiaries of Nabisco Holdings. Nabisco's businesses in the United States are comprised of the Nabisco Biscuit Company and the U.S. Foods Group (collectively, the "Domestic Food Group"). The U.S. Foods Group is comprised of the Sales & Integrated Logistics Group and the Specialty Products, LifeSavers, Planters, Tablespreads (through August 14, 1998) and Food Service Companies. Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" and together with Nabisco Ltd, the "International Food Group").

                             RESULTS OF OPERATIONS

    Summarized financial data for Nabisco Holdings is as follows:

                                                               THREE MONTHS                        NINE MONTHS
                                                            ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                     ---------------------------------  ---------------------------------
(DOLLARS IN MILLIONS)                                  1998       1997      % CHANGE      1998       1997      % CHANGE
                                                     ---------  ---------  -----------  ---------  ---------  -----------
Net Sales:
 Biscuit...........................................  $     926  $     920          1%   $   2,640  $   2,628      --
 U.S. Foods Group..................................        538        623        (14%)      1,705      1,797         (5%)
                                                     ---------  ---------               ---------  ---------
 Domestic Food Group...............................      1,464      1,543         (5%)      4,345      4,425         (2%)
 International Food Group..........................        634        660         (4%)      1,846      1,874         (1%)
                                                     ---------  ---------               ---------  ---------
 Total Nabisco Holdings............................  $   2,098  $   2,203         (5%)  $   6,191  $   6,299         (2%)
                                                     ---------  ---------               ---------  ---------
                                                     ---------  ---------               ---------  ---------
Operating Company Contribution(1):
 Biscuit(2)........................................  $     117  $     172        (32%)  $     385  $     489        (21%)
 U.S. Foods Group(3)...............................         64         71        (10%)        208        229         (9%)
                                                     ---------  ---------               ---------  ---------
 Domestic Food Group...............................        181        243        (26%)        593        718        (17%)
 International Food Group(4).......................         57         58         (2%)        136        156        (13%)
                                                     ---------  ---------               ---------  ---------
 Total Nabisco Holdings............................  $     238  $     301        (21%)  $     729  $     874        (17%)
                                                     ---------  ---------               ---------  ---------
                                                     ---------  ---------               ---------  ---------
Operating Income(5):
 Domestic Food Group...............................  $     133  $     192        (31%)  $      86  $     566        (85%)
 International Food Group..........................         51         52         (2%)         70        138        (49%)
                                                     ---------  ---------               ---------  ---------
 Total Nabisco Holdings............................  $     184  $     244        (25%)  $     156  $     704        (78%)
                                                     ---------  ---------               ---------  ---------
                                                     ---------  ---------               ---------  ---------

------------------------

(1) Operating income before amortization of trademarks and goodwill and exclusive of restructuring charge.

(2) Includes $10 million and $14 million, respectively, of restructuring related expenses associated with the June 1998 restructuring program for the three and nine months ended September 30, 1998.

(3) Includes $1 million and $3 million, respectively, of restructuring related expenses associated with the June 1998 restructuring program for the three and nine months ended September 30, 1998. Both periods also include a $2 million net gain from businesses sold and exited. The nine months ended September 30, 1997 includes a $32 million gain from the sale of certain regional brands, a $14 million provision for the additional write-down of a business held for sale and a $10 million charge related to the reorganization of the U.S. Foods Group selling organization.

(4) Each 1998 period includes $4 million of restructuring related expenses associated with the June 1998 restructuring program and a $12 million gain from businesses sold and exited. The nine months ended September 30, 1997 include $7 million of expense to relocate the International Food Group's headquarters from New York to New Jersey.

(5) The nine months ended September 30, 1998 include the June restructuring charge of $406 million, consisting of $358 million for the Domestic Food Group (Biscuit $268 million and U.S. Foods Group $90 million) and $48 million for the International Food Group.

SALES

    Nabisco Holdings reported net sales of $2.10 billion in the third quarter of 1998, a decrease of 5% from the third quarter 1997 level of $2.20 billion, and $6.19 billion in the first nine months of 1998, a decrease of 2% from the first nine months of 1997 level of $6.30 billion. The Domestic Food Group's net sales declined 5% for the third quarter and 2% for the first nine months. Within the Domestic Food Group, Nabisco Biscuit's net sales increased 1% in the third quarter and were flat in the first nine months versus the prior year. The increase in the third quarter was primarily due to price increases and volume gains in core cookie and cracker brands, partially offset by lower volume in Snackwell's and breakfast snacks. The sales performance for the first nine months reflects price increases, and volume increases in core cookie and cracker brands, largely offset by lower volumes in Snackwell's and breakfast snacks. Net sales for the first nine months of 1998 were favorably impacted by four additional selling days. Without these extra days, net sales would have declined 2%. The U.S. Foods Group's net sales decrease of 14% in the third quarter and 5% for the first nine months of 1998 was primarily due to the disposal of certain regional brands in 1997, and College Inn broths, the Tablespreads and egg substitute businesses, Plush Pippin frozen pies and non-strategic businesses exited in 1998. Excluding the impact of these disposals and businesses exited, net sales would have risen 3% in both the third quarter and nine-month periods. The key contributors to the sales performance of the on-going U.S. Foods Group business were increased sales for nuts, pet snacks and hot cereals, and the inclusion of Cornnuts snacks acquired in December 1997, partially offset by lower sales volume for confections.

    The International Food Group's net sales decreased 4% in the third quarter due to unfavorable foreign currency translations and volume declines in Brazil and Argentina, partially offset by volume increases in other Latin American markets. For the first nine months of 1998 net sales decreased by 1% as a result of unfavorable foreign currency translations and volume declines in Brazil, Argentina, and Asia, offset in part by improvements in several Latin American markets.

OPERATING INCOME AND OPERATING COMPANY CONTRIBUTION

    Nabisco Holdings reported operating income of $184 million for the third quarter of 1998, a $60 million decline in operating results from the $244 million of operating income reported for the same period of 1997. The decline primarily resulted from a 21% decrease in operating company contribution offset by a $3 million decrease in intangible amortization for the same period. Declines occurred in both the Domestic Food Group and the International Food Group.

    In the Domestic Food Group, a 26% decline in operating company contribution offset by a $3 million decrease in intangible amortization accounted for the drop in operating income from $192 million in 1997 to $133 million in 1998. The 1998 third quarter results for operating company contribution in the Domestic Food Group include a $2 million net gain from U.S. Foods Group businesses sold and exited and $11 million of restructuring related expenses of which $10 million was attributable to Nabisco Biscuit and $1 million to the U.S. Foods Group. Excluding the impact of these items, the Domestic Food Group's operating company contribution would have decreased 22% to $190 million in 1998 from $243 million in 1997. On this basis, the Domestic Food Group's results were primarily impacted by a decrease of $45 million in Nabisco Biscuit resulting from the previously announced initiatives to significantly increase marketing spending. The U.S. Foods Group's operating company contribution, on the same basis, declined

$8 million primarily due to the absence of profits in 1998 from businesses sold and exited in both years, partially offset by gains in nuts and the acquisition of Cornnuts snacks in 1997.

    The International Food Group reported operating income of $51 million in the third quarter of 1998 versus $52 million in 1997. Operating company contribution also decreased by 2%. The 1998 third quarter operating company contribution includes a $12 million net gain from businesses sold and exited and $4 million of restructuring related expenses. Excluding these items, the International Food Group's decrease in operating company contribution would have been 16%. This decline in operating company contribution was principally due to lower earnings as a result of economic downturn in Brazil and Asia and unfavorable foreign currency translations, which more than offset profitability improvements in other Latin American markets.

    On a year to date basis, Nabisco Holdings reported operating income of $156 million in 1998 versus operating income of $704 million in the 1997 period. The $406 million restructuring charge recorded in the second quarter and a 17% decrease in operating company contribution offset by a $3 million decrease in intangible amortization account for the decline in both the Domestic Food Group and the International Food Group.

    In the Domestic Food Group, the drop in operating income from $566 million in 1997 to $86 million in 1998 is due to the $358 million second quarter restructuring charge combined with a 17% decline in operating company contribution offset by a $3 million decrease in intangible amortization. The 1998 operating company contribution includes $17 million of restructuring related expenses and a $2 million net gain from U.S. Foods Group businesses sold and exited. The 1997 period includes a $32 million gain from the sale of certain U.S. Foods Group regional brands offset in part by a $14 million provision for the additional write-down of a business held for sale and $10 million related to the reorganization of its selling organization. Excluding the impact of these items from both years, the Domestic Food Group's operating company contribution would have decreased 14% to $608 million in 1998 from $710 million in 1997. On this basis, the Domestic Food Group's results were primarily impacted by a decrease of $90 million in Nabisco Biscuit, attributed primarily to increased marketing support and higher manufacturing and selling related expenses. The U.S. Foods Group results, on the same basis, declined $12 million primarily due to the absence of profits in 1998 from businesses sold and exited in both years and declines in confections principally offset by gains in nuts and the profit impact of the Cornnuts snacks acquisition.

    For the first nine months, the International Food Group reported operating income of $70 million in 1998 versus $138 million in 1997. The second quarter restructuring charge of $48 million combined with a decrease of 13% in operating company contribution accounted for the decline. The 1998 operating company contribution includes a $12 million gain from businesses sold and exited and $4 million of restructuring related expenses. The 1997 operating company contribution includes expense of $7 million related to the relocation of its headquarters from New York City to New Jersey. Excluding the impact of these items from both years, the International Food Group's decrease in operating company contribution would have been 21%. The decline in operating company contribution for the first nine months was principally due to lower earnings in Spain, Asia and Canada, which more than offset small profitablity improvements in several Latin America markets.

RESTRUCTURING CHARGE

    In the second quarter of 1998, Nabisco recorded a restructuring charge of $406 million ($268 million after tax) related to a program announced on June 8, 1998. The restructuring program, which was undertaken to streamline operations and improve profitability, commenced during the second quarter of 1998 and will be substantially completed during 1999. The restructuring charge for the Domestic Food Group amounted to $358 million and consisted of $268 million for the Nabisco Biscuit Company, $30 million for the LifeSavers Company, $15 million for the Specialty Products Company and the remaining $45 million for corporate headquarters operations, the Sales & Integrated Logistics Group and other business units. The restructuring charge for the International Food Group amounted to $48 million and primarily consisted of $7 million for Canada and $37 million for Latin American operations, including $15 million for Brazil and $15 million for Argentina.

    The $406 million restructuring charge will require cash expenditures of approximately $164 million. In addition to the restructuring expense, the program will require additional expenditures of approximately $118 million, of which $21 million ($12 million after tax) was incurred in the second and third quarters of 1998. These additional expenses are principally for implementation and integration of the program and also include costs for relocation of employees and equipment and training. Key components of the restructuring program include the disposal of plant and distribution assets in the United States and Latin America, including facilities in Argentina and Brazil; the reconfiguring of sales organizations to improve their effectiveness and drive revenue growth; the downsizing of departmental organizations and operating company structures; and the discontinuance of certain non-strategic product lines. After completion of the restructuring program, pre-tax savings in 2000 and thereafter are expected to be approximately $100 million annually.

    The major components of the $406 million restructuring charge are discussed further in Note 1 to the Consolidated Condensed Financial Statements.

    Management of Nabisco Holdings is currently evaluating ways to increase efficiency and productivity and to reduce costs, actions that, if implemented, could result in a restructuring charge in the fourth quarter of 1998.

INTEREST AND DEBT EXPENSE

    Consolidated interest and debt expense of $72 million in the third quarter of 1998 and $230 million for the first nine months of 1998 decreased 12% and 6%, respectively, from the same 1997 period primarily due to the paydown of commercial paper with the net proceeds from businesses divested in the third quarter of 1998 and the replacement of fixed rate debt at lower interest rates.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net for the third quarter 1998 amounted to $10 million expense, an increase of $3 million from the third quarter of 1997 primarily due to higher foreign exchange losses partially offset by higher interest income. For the first nine months of 1998, other income (expense), net amounted to $22 million expense, a decrease of $1 million from the first nine months of 1997 principally due to higher interest income offset in part by higher foreign exchange losses.

NET INCOME (LOSS)

    Nabisco Holdings' net income for the third quarter and net loss for the first nine months of 1998 include a $2 million after tax net gain related to businesses sold and exited and after tax charges of $8 million and $280 million related to the June 1998 restructuring program. The first nine months of 1997 include a $1 million net gain. Excluding these items, third quarter net income of $61 million was 34% lower than the 1997 third quarter level of $92 million. On the same basis, net income of $188 million in the first nine months of 1998 decreased 27% from the 1997 first nine months level of $258 million, reflecting lower operating income, partially offset by lower interest expense.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income of $41 million and comprehensive loss of $140 million in the third quarter and first nine months of 1998 compares with comprehensive income of $83 million and $216 million for the same 1997 periods. Both 1998 periods reflect lower net income and higher foreign currency translation losses in 1998 of $5 million and $7 million, respectively.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    On January 1, 1998, Nabisco Holdings and Nabisco adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. See Note 3 to the Consolidated Condensed Financial Statements.

    See Note 1 to the Consolidated Condensed Financial Statements for a further discussion regarding new accounting pronouncements.

LIQUIDITY AND FINANCIAL CONDITION

    The increase in net cash flows from operating activities primarily reflects 1998 payments related to the 1998 restructuring program which were $68 million lower than the 1997 payments related to the 1996 restructuring program. Working capital requirements were also lower.

    Cash flows from investing activities for the first nine months of 1998 increased $475 million to $307 million from the first nine months of 1997, primarily due to an increase of $500 million of net proceeds from the sale of businesses partially offset by an increase in capital expenditures in 1998 of $9 million.

    Capital expenditures were $242 million in the first nine months of 1998. Management expects that the current level of capital expenditures planned for 1998 will be approximately $330 million to $350 million, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations will be sufficient to support its planned capital expenditures in 1998.

    Cash flows used in financing activities were $610 million for the first nine months of 1998, compared to $21 million of cash flows from financing activities for the first nine months of 1997. The $631 million increase in 1998 is primarily due to a reduction in net borrowings of $498 million in 1998 versus a 1997 increase in net borrowings of $150 million.

    As of September 30, 1998, the five-year $1.5 billion revolving credit facility was unutilized and fully available. In addition, the 364-day $1.381 billion credit facility was utilized to support outstanding commercial paper borrowings of $218 million, and accordingly, $1.163 billion was available. Effective October 29, 1998, the 364-day credit facility was extended and amended to provide a $1.108 billion credit facility.

    Registrants believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    On October 23, 1998 Nabisco filed a shelf registration with the Securities and Exchange Commission for $1.0 billion of debt.

    At September 30, 1998, Nabisco Holdings' total debt (notes payable and long-term debt, including current maturities) and total capital (total debt and total stockholders' equity) amounted to approximately $4.0 billion and $7.9 billion, respectively, of which total debt is lower by $514 million and total capital is lower by $792 million than their respective balances at December 31, 1997. Approximately $3.5 billion of this debt was issued by Nabisco, of which $27 million was secured debt. The $482 million balance was issued by various Nabisco subsidiaries. Nabisco Holdings' ratios of total debt to total stockholders' equity and total debt to total capital at September 30, 1998 were
1.02 to 1 and 0.51 to 1, respectively.

    Nabisco Holdings currently pays regular quarterly dividends on its common stock at an annual rate of $.70 per share. At that rate, the aggregate amount of dividends to be paid would be approximately $185 million during 1998.

    In the third quarter of 1998, Nabisco sold its College Inn brand of canned broths, the U.S. and Canadian tablespreads and U.S. egg substitute businesses, the Del Monte brand canned vegetable business in Venezuela and exited certain non-strategic businesses. These transactions generated pre-tax net proceeds of $550 million which resulted in a $14 million gain ($2 million after tax). Net sales for the full year 1997 from the businesses sold and exited were $583 million.

    Management of Nabisco Holdings is continuing to review various strategic transactions, including but not limited to, acquisitions, divestitures, mergers and joint ventures.

YEAR 2000 ISSUE

    Nabisco Holdings has developed plans to address the implications of the Year 2000 on its computer systems and business operations. The Year 2000 Issue stems from computer applications that were written using two digits rather than four digits to define the applicable year. The issue is whether computer systems will properly interpret date-sensitive information when the year changes to 2000.

    Nabisco Holdings is continuing to assess and inventory its financial, information and operational systems, including equipment with embedded microprocessors, and is developing detailed plans for required systems modifications or replacements. Management estimates that the inventory and assessment process for information technology systems ("IT systems") is 99% or more complete and will be complete by year end 1998. Management also estimates that this process for non-information technology systems with embedded technology ("non-IT systems") is 18% complete and scheduled to be 100% complete by the first quarter of 1999.

    Software remediation is ongoing and, in the case of IT systems, is approximately 75% complete. Management expects this phase of Year 2000 readiness to be complete by the end of first quarter 1999. In the case of non-IT systems, hardware and software remediation is in its early stages with an estimated completion date of the third quarter of 1999.

    Software testing following remediation is approximately 50% complete for IT systems. Management expects that testing will be complete by the second quarter of 1999. With respect to non-IT systems, testing has recently begun and is expected to be complete by the third quarter of 1999.

    Approximately 50% of IT systems are remediated and in production. Management expects the remainder to be complete and in production by the second quarter of 1999. Non-IT systems are expected to be fully Year 2000 compliant by the third quarter of 1999.

    Incremental costs, which include contractor costs to modify or replace existing systems, and costs of internal resources dedicated to achieving Year 2000 compliance are charged to expense as incurred and are funded by operating cash flows. Costs are expected to total approximately $35 million to $40 million, of which $12 million has been spent to date.

    Nabisco Holdings is also in contact with suppliers, vendors, service providers and customers to assess their progress on Year 2000 compliance issues and to assess the potential impact on operations if key third parties are not successful in converting their systems in a timely manner. Most respondents to date have not completed their own compliance programs but have given assurance that such programs are ongoing.

    Progress against Year 2000 compliance plans is monitored by management as well as the internal audit department. Results are reported to the Board of Directors on a regular basis.

    Nabisco Holdings' systems existing risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. In addition, contingency plans to protect the business from Year 2000-related interruptions are being developed, which will include development of backup procedures, identification of alternate suppliers and possible increases in safety inventory levels. These plans will be complete by the second quarter of 1999. The possible consequences of Nabisco Holdings or key third parties not being fully Year 2000 compliant include temporary plant closings, delays in the delivery of products or receipt of supplies, invoice and collection errors, and inventory obsolescence. However, Nabisco Holdings believes its Year 2000 implementation plan, including contingency measures, should be completed in all material respects by the end of 1999, thereby reducing the possible material adverse effects of the Year 2000 on Nabisco Holding's business, results of operations, cash flows or financial condition.

EURO CURRENCY CONVERSION

    On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to adopt the euro as their common legal currency. The euro will then trade on currency exchanges and be available for non-cash transactions. From January 1, 1999 through January 1, 2002, participating countries are also scheduled to maintain their national ("legacy") currencies as legal tender for goods and services. Beginning January 1, 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation no later than July 1, 2002. Nabisco's operating subsidiaries in Spain and Portugal will be affected by the euro conversion and have established plans to address any business issues raised, including the competitive impact of cross-border price transparency. It is not anticipated that there will be any near term business ramifications; however, the long-term implications, including any changes or modification that will need to be made to business and financial strategies, are still being reviewed. From an accounting, treasury and computer system standpoint, the impact from the euro currency conversion is not expected to have a material impact on the financial position or results of operations of Nabisco and its subsidiaries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Nabisco is exposed to changes in interest rates primarily as a result of its borrowing activities which include commercial paper, short-term borrowings and long-term fixed rate debt used to maintain liquidity and fund its business operations. Nabisco employs a variance/co-variance approach to its calculation of Value at Risk ("VaR"), which is a statistical measure of potential loss in terms of fair value, cash flows, or earnings of interest rate sensitive financial instruments over a one year horizon using a 95% confidence interval for changes in interest rates. The model assumes that financial returns are normally distributed. For options and instruments with non-linear returns, the model uses the delta/gamma method to approximate the financial return.

    The VaR, which is the potential loss in fair value associated with Nabisco's exposure to changing interest rates was $249 million after tax at September 30, 1998, an increase of $83 million from the December 31, 1997 amount. This change is primarily due to i) the increase in price volatility of long-term U.S. treasuries which are used to estimate the VaR of Nabisco's interest rate sensitive financial instruments, and ii) the impact of the change in mix of variable and fixed rate debt due to the January 1998 issuance of $1.0 billion of putable/callable long-term debt that replaced commercial paper borrowings.

    The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by Nabisco, nor does it consider the potential effect of favorable changes in market factors.

                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements concerning, among other things, the impact of Year 2000 on systems and applications, the ramification of euro currency conversion, the level of restructuring-related expenses and the amount of savings from the restructuring program, the level of future capital expenditures, and the level of dividends. These statements reflect management's current views with respect to future events and financial performance. These forward-looking statements are based on many assumptions and factors including competitive pricing for products, commodity prices, success of new product innovations and acquisitions, economic conditions in countries where Nabisco Holdings' subsidiaries do business, the effects of currency fluctuations and the effects of government regulation. Any changes in such assumptions or factors could produce significantly different results.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

10.1       Third Amendment to the 364 Day Facility, dated September 25, 1998, among
           Nabisco Holdings Corp., Nabisco Inc., and the lending institutions parties thereto.

12         Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges/Deficiency in
           the Coverage of Fixed Charges by Earnings Before Fixed Charges for the Nine
           Months ended September 30, 1998.

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

                                NABISCO HOLDINGS CORP.
                                NABISCO, INC.
                                (Registrants)

Date: November 12, 1998         /s/ JAMES E. HEALEY
                                ...........................................................................................

                                James E. Healey
                                Executive Vice President and
                                Chief Financial Officer

                                /s/ IAN E. LEE-LEVITEN
                                ...........................................................................................

                                Ian E. Lee-Leviten
                                Senior Vice President and Controller