Form 10-K405
period 1998-12-31
NABISCO HOLDINGS CORP; NABISCO INC
filed 1999-03-22
CIK 932130, 69526

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
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

    THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF NABISCO HOLDINGS CORP. ON MARCH 15, 1999 WAS APPROXIMATELY $2.2 BILLION. ALL OF THE STOCK OF NABISCO, INC. IS HELD BY NABISCO HOLDINGS CORP.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: MARCH 15, 1999:

     NABISCO HOLDINGS CORP.:  51,525,119 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER
                              SHARE
                              213,250,000 SHARES OF CLASS B COMMON STOCK, PAR VALUE $.01 PER
                              SHARE
              NABISCO, INC.:  100 SHARES OF COMMON STOCK, PAR VALUE $2.50 PER SHARE

                              -------------------

    NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                              -------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE DEFINITIVE PROXY STATEMENT OF NABISCO HOLDINGS CORP. TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934 ON OR PRIOR TO APRIL 30, 1999 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                                   PAGE
                                                                                                                   -----
PART I
Item 1.       Business........................................................................................           1
                  (a) General Development of Business.........................................................           1
                  (b) Financial Information about Industry Segments...........................................           2
                  (c) Narrative Description of Business.......................................................           2
                        Other Matters.........................................................................           6
                  (d) Financial Information about Foreign and Domestic Operations.............................           6
Item 2.       Properties......................................................................................           7
Item 3.       Legal Proceedings...............................................................................           7
Item 4.       Submission of Matters to a Vote of Security Holders.............................................           7
              Executive Officers of the Registrants...........................................................           8

PART II
Item 5.       Market for Registrants' Common Equity and Related Stockholder Matters...........................          10
Item 6.       Selected Financial Data.........................................................................          11
Item 7.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations.........................................................................          13
Item 7a.      Quantitative and Qualitative Disclosures About Market Risk......................................          23
Item 8.       Financial Statements and Supplementary Data.....................................................          25
Item 9.       Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure..........................................................................          25

PART III
Item 10.      Directors and Executive Officers of the Registrants.............................................          25
Item 11.      Executive Compensation..........................................................................          25
Item 12.      Security Ownership of Certain Beneficial Owners and Management..................................          25
Item 13.      Certain Relationships and Related Transactions..................................................          25

PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................          25

                                     PART I

ITEM 1. BUSINESS

    (A) GENERAL DEVELOPMENT OF BUSINESS

    The operating subsidiaries of Nabisco Holdings Corp. ("Nabisco Holdings") comprise one of the largest food companies in the world. In the United States, the packaged food business is conducted by Nabisco Holdings' subsidiary, Nabisco, Inc. ("Nabisco"), the largest manufacturer and marketer of cookies and crackers. Food operations outside the United States are conducted by Nabisco International, Inc. ("Nabisco International") and Nabisco Ltd, subsidiaries of Nabisco. For financial information with respect to operations in various geographic locations, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to the Consolidated Financial Statements, and the related notes thereto, of Nabisco Holdings and Nabisco as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998 (the "Consolidated Financial Statements").

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

    In 1985, Nabisco Holdings was acquired by RJR Nabisco, Inc. ("RJRN") and, in 1989, RJRN was acquired by RJR Nabisco Holdings Corp. ("RJRN Holdings").

    On January 26, 1995, Nabisco Holdings completed the initial public offering of 51,750,000 shares of its Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), at an initial offering price of $24.50 per share. RJRN owns 100% of the outstanding Class B Common Stock, par value $.01 per share (the "Class B Common Stock" and, together with the Class A Common Stock, the "Common Stock"), which currently represents approximately 80.5% of the economic interest in Nabisco Holdings and approximately 97.6% of the combined voting power of Nabisco Holdings' outstanding Common Stock.

    On March 9, 1999, RJRN Holdings announced that its subsidiaries, RJRN and R.J. Reynolds Tobacco Company, had entered into a definitive agreement to sell the international tobacco business and that the board of directors of RJRN Holdings had approved a plan to separate the domestic tobacco business conducted by R.J. Reynolds Tobacco Company from the food business conducted by Nabisco. Under the plan, the separation of the businesses will be accomplished through a tax-free spin-off to RJRN Holdings shareholders of shares in the domestic tobacco business.

    Upon completion of the spin-off, RJRN Holdings will continue to exist as a holding company, owning 80.5% of Nabisco Holdings, and will be renamed Nabisco Group Holdings. Nabisco Group Holdings and Nabisco Holdings will each continue to trade as separate companies on the New York Stock Exchange. The separation is subject to final approval and is expected to occur following completion of the sale of RJRN Holdings' international tobacco business.

    Nabisco Holdings' relationship with RJRN Holdings and RJRN is governed by agreements entered into in connection with Nabisco Holdings' initial public offering of Class A Common Stock, including a corporate services agreement, a corporate agreement and a tax-sharing agreement. It is possible that the spin-off will require the amendment or termination of these agreements, but it is not anticipated that any amendments or terminations will have a material effect on Nabisco Holdings' or Nabisco's financial position or results of operations.

    In recent years, subsidiaries of Nabisco Holdings completed a number of acquisitions to expand its domestic and international food businesses. In 1998, a subsidiary of Nabisco acquired the assets of the

Jamaican biscuit and snacking company, Butterkist, Ltd. In December, 1997, Nabisco acquired the stock of Cornnuts, Inc., a manufacturer of crispy corn kernel snacks.

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

    In recent years, subsidiaries of Nabisco Holdings sold a number of businesses which no longer met strategic objectives. In 1998, Nabisco sold the College Inn brand of canned broths, Plush Pippin frozen pies, the U.S. and Canadian tablespreads and U.S. egg substitute businesses, and the Del Monte brand canned vegetable business in Venezuela. In 1997, Nabisco sold certain domestic regional brands.

    Nabisco will continue to assess its businesses to evaluate their consistency with strategic objectives. Although Nabisco may acquire and divest additional businesses in the future, no decisions have been made with respect to any such acquisitions or divestitures. Under the provisions of existing credit agreements, however, there are restrictions on the sale or disposition of all, substantially all or any substantial portion of certain domestic businesses of Nabisco. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    For information about operating segments for the years 1996 through 1998, see Note 15 to the Consolidated Financial Statements.

    (C) NARRATIVE DESCRIPTION OF BUSINESS

    Nabisco's businesses in the United States are comprised of the Nabisco Biscuit Company and the U.S. Foods Group. Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" and together with Nabisco Ltd, the "International Food Group").

    Food products are sold under trademarks owned or licensed by Nabisco and brand recognition is considered essential to their successful marketing. None of Nabisco's customers accounted for more than 10% of sales for 1998.

NABISCO BISCUIT COMPANY

    The Nabisco Biscuit Company is the largest manufacturer and marketer in the United States cookie and cracker industry with eight of the top ten selling brands. Overall, in 1998, Nabisco Biscuit had a 38.6% share of the domestic cookie category and a 52.6% share of the domestic cracker category (in the aggregate more than two times the share of its closest competitor) compared to 39.6% and 53.7%, respectively, in 1997. Leading Nabisco Biscuit cookie brands include OREO, CHIPS AHOY!, SNACKWELL'S and NEWTONS. Leading Nabisco Biscuit cracker brands include RITZ, PREMIUM, NABISCO HONEY MAID GRAHAMS and TRISCUIT.

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

    SNACKWELL'S cookies and crackers, on a combined basis, is the seventh leading brand in the United States. The entire SNACKWELL'S cookie and cracker line was relaunched in the middle of the year, with improvements in taste, texture and appearance. In addition, two new products, MINT CREME and CARAMEL DELIGHTS were introduced during the year.

    Nabisco Biscuit's cracker business is led by RITZ, the largest selling cracker in the United States, as well as RITZ BITS, RITZ BITS SANDWICHES and REDUCED FAT RITZ, all successful product line extensions. The RITZ product line accounted for 13.4% of cracker sales in the United States in 1998, compared to 12.8% in 1997. PREMIUM, the oldest Nabisco cracker brand and the leader in the saltine cracker segment, is joined by NABISCO HONEY MAID GRAHAMS, TRISCUIT, AIR CRISPS and WHEAT THINS to comprise, along with RITZ, six of the eight largest selling cracker brands in the United States. AIR CRISPS, launched nationally in 1996, consists of a line of light crispy baked snacks in Ritz, Cheese Nips, Wheat Thins, Pretzel and Potato varieties. During the year, Nabisco Biscuit introduced SWEET CRISPERS which ranked number one in sales for new cookie/cracker products.

    Nabisco Biscuit's other cookie and cracker brands, which include NILLA, NUTTER BUTTER, STELLA D'ORO, BETTER CHEDDARS, CHEESE NIPS AND BARNUM'S ANIMAL CRACKERS, compete in consumer niche segments. Many are the first or second largest selling brands in their respective segments.

    Nabisco Biscuit's products in the breakfast snack aisle include SNACKWELL'S cereal bars, granola bars and TOASTETTES toaster pastries. The line has expanded over the years with new varieties, and in 1998 Nabisco Biscuit introduced SNACKWELL'S STREUSEL SQUARES.

    Nabisco Biscuit's products are manufactured in 13 Nabisco Biscuit owned facilities and in 15 facilities with which Nabisco Biscuit has production agreements with contract manufacturers. These facilities are located throughout the United States. Nabisco Biscuit also operates a flour mill in Toledo, Ohio which supplies over 85% of its flour needs.

    Nabisco Biscuit's products are sold to major grocery and other large retail chains through Nabisco Biscuit's direct store delivery system. The system is supported by a distribution network utilizing 11 major distribution warehouses and 110 shipping branches where shipments are consolidated for delivery to approximately 65,000 separate delivery points.

U.S. FOODS GROUP

    Nabisco manages its non-biscuit food operations in the U.S. through the U.S. Foods Group which is comprised of the following operating units:

    SALES & INTEGRATED LOGISTICS GROUP. The Sales & Integrated Logistics Group handles sales and distribution for the LifeSavers and Planters Specialty Companies and distribution for the Food Service Company. It sells to major grocery chains, national drug and mass merchandisers, convenience channels and warehouse clubs through a direct sales force. It also sells to small retail grocery chains and regional mass merchandisers through independent brokers. The products are distributed from twelve distribution centers located throughout the United States.

    PLANTERS SPECIALTY COMPANY. The Planters Specialty Company produces and markets a broad range of food products. These products include nuts and salty snacks largely for sale in the United States, primarily under the PLANTERS trademark. Planters, the only nut brand sold nationally, is the clear leader in the packaged nut category. In December 1997, the CORNNUTS line of crispy corn kernel snacks was acquired and added to the Planters line. The Planters Specialty Company also manufactures and markets sauces and condiments, pet snacks, hot cereals, dry mix desserts, and gelatins representing the largest categories. Many of the Planters Specialty Company products are first or second in their product categories. Well-known brand names include A.1. steak sauces, GREY POUPON mustards, MILK-BONE pet snacks, CREAM OF WHEAT hot cereals, ROYAL desserts and KNOX gelatines.

    Planters Specialty Company's primary entries in the steak sauce and mustard segments are A.1. and A.1. BOLD steak sauces, the leading line of steak sauces, and GREY POUPON mustards, which include the leading Dijon mustard.

    Planters Specialty Company is the second largest manufacturer of pet snacks in the United States with MILK-BONE dog biscuits and dog snacks. MILK-BONE products include MILK-BONE ORIGINAL BISCUITS, FLAVOR SNACKS, SUPER PREMIUM BISCUITS, DOG TREATS and DOGGIE BAG TREATS.

    The Planters Specialty Company, a leading manufacturer of hot cereals, participates in the cook-on-stove and mix-in-bowl segments of the category. CREAM OF WHEAT, the leading wheat-based hot cereal, and CREAM OF RICE participate in the cook-on-stove segment. INSTANT CREAM OF WHEAT participates in the mix-in-bowl segment and includes new varieties such as BANANA NUT BREAD and CINNAMON RAISIN. Quaker Oats Company is the most significant participant in the hot cereal category.

    Planters Specialty Company manufactures products in 7 plants and sources products from a number of contract manufacturers.

    LIFESAVERS COMPANY. The LifeSavers Company manufactures and markets non-chocolate candy and gum primarily for sale in the United States. LifeSavers' well-known brands include LIFE SAVERS candy, BREATH SAVERS sugar free mints, CARE*FREE sugarless gum, ICE BREAKERS gum, BUBBLE YUM bubble gum, GUMMI SAVERS fruit chewy candy, NOW & LATER fruit chewy taffy and FRUIT STRIPE gum. LIFE SAVERS is the largest selling non-chocolate candy brand in the United States, with a 1998 share of 5.1%, compared to 5.2% in 1997, of the non-chocolate candy category. BREATH SAVERS is the largest selling sugar free breath mint in the United States and BUBBLE YUM is among the largest selling bubble gum brands in the United States.

    LifeSavers manufactures its products in 4 owned plants and utilizes 3 primary contract manufacturers.

    FOOD SERVICE COMPANY. The Food Service Company utilizes a direct national sales force to sell a variety of specially packaged food products of the Nabisco Biscuit Company and U.S. Foods Group including cookies, crackers, confections, hot cereals, sauces and condiments to the food service and vending machine industry.

INTERNATIONAL FOOD GROUP

    NABISCO LTD. Nabisco Ltd conducts Nabisco's Canadian operations through its Snack and Grocery Divisions. Excluding private label brands, the Snack Division produced all of the top ten cookies and nine of the top ten crackers in Canada in 1998. Nabisco Ltd's cookie and cracker brands in Canada include OREO, CHIPS AHOY!, SNACKWELL'S, FUDGEE-O, PEEK FREANS, DAD'S, DAVID, PREMIUM PLUS, RITZ, AIR CRISPS, TRISCUIT and STONED WHEAT THINS. These products are manufactured in five bakeries in Canada and are sold through a direct store delivery system, utilizing 10 sales offices and distribution centers and a combination of company trucks and common carriers.

    The Snack Division also uses a separate selling and marketing organization which offers a variety of specially packaged food products to non-grocery outlets, wherever the consumer may have opportunity to consume food products outside of the home. The products are sourced from both the Snack and Grocery Divisions and include cookies, crackers, canned fruits, vegetables, pasta and condiments.

    Nabisco Ltd's Grocery Division produces and markets canned fruits and vegetables, fruit juices and drinks, pet snacks, pasta and other Italian food products. The Grocery Division is the leading canned fruit producer and second largest canned vegetable producer in Canada. Canned fruits and vegetables, as well as fruit juices and drinks, are marketed under the DEL MONTE trademark pursuant to a license from the Del Monte Corporation, and under the AYLMER trademark. Dry pasta and other Italian food products are marketed under the PRIMO trademark, which is the number two pasta brand in Canada. The Grocery Division also markets MILK-BONE pet snacks and MAGIC baking powder, each a leading brand in Canada. Nabisco Ltd's Grocery Division operated seven manufacturing facilities in 1998. Five produced canned products, principally fruits and vegetables, one produced pet snacks and one produced pasta. The Grocery Division's products are sold directly to retail chains and are distributed through five regional warehouses.

    NABISCO INTERNATIONAL. Nabisco International is a leading producer of biscuits, powdered dessert and drink mixes, baking powder, pasta, juices, milk products and other grocery items, as well as industrial yeast and bakery ingredients. Nabisco International also exports a variety of Nabisco Biscuit Company and U.S. Foods Group products to markets in Europe, the Middle East, Latin America, Africa and Asia from the United States. Nabisco International operates one of the largest multinational packaged food businesses in Latin America, with operations in 15 countries.

    Nabisco International manufactures and markets biscuits and crackers under the NABISCO, TERRABUSI, ARTIACH, MARBU and LUCKY brands, yeast and bakery ingredients under the FLEISCHMANN'S brand, desserts, drink mixes and baking powder under the ROYAL brand, processed milk products under the GLORIA brand and juice under the MAGUARY brand.

    Nabisco International's largest market is Brazil, where it operates 15 manufacturing facilities. In the biscuit category, Nabisco International is the market leader in Spain, Argentina, Venezuela, Puerto Rico, Nicaragua, Uruguay, Taiwan and Beijing, China. It holds strong number two positions in Peru, Ecuador, other Central American markets, Shanghai and Guangzhou, China. Nabisco International is the market leader in powdered desserts in Spain and most of Latin America, in the yeast category in Brazil and certain other Latin American countries and in baking powder throughout South America.

    Nabisco International increased its Latin American biscuit operations through the acquisitions of Companhia Produtos Pilar in Brazil, and Productos Mayco S.A.I.C.I.F. and Productos Capri S.A.C.I.I. in Argentina during 1996, and Galletera Tejerias, S.A. in Venezuela during 1995. Its pasta business was strengthened in Argentina via the acquisition of Luis Vizzolini e Hijos, S.A.I.C., and initiated in Brazil with the Pilar acquisition. In 1998, Nabisco International acquired Butterkist Ltd., a biscuit producer in Jamaica.

    Nabisco International's products in Spain include biscuits marketed under the ARTIACH and MARBU trademarks, powdered dessert mixes marketed under the ROYAL trademark, and various other foods, including canned meats and juices. In 1996, it consolidated its market leadership position in biscuits with the acquisition of Galletas Fontaneda, S.A.

    In Asia, Nabisco International operates its Chinese biscuit business through joint ventures in Beijing and a wholly-owned subsidiary in Suzhou. In Indonesia, a plant which is 70% owned by Nabisco and 30% owned by its partner and distributor was started up in 1996. Biscuit leadership in Taiwan was gained in 1996 through the acquisition of the assets of Lucky Enterprises Corporation Limited, the leading biscuit company in Taiwan.

    Nabisco International's grocery and biscuit products are sold to retail outlets through its own local country sales forces and independent wholesalers and distributors. Industrial yeast and bakery products are sold to the bakery trade through Nabisco International's own local country sales forces and independent distributors.

RAW MATERIALS

    Agricultural commodities constitute the principal raw materials used by Nabisco in its food businesses. These raw materials are normally purchased through supplier contracts, while the commodities market is utilized to hedge prices for a large portion of anticipated future requirements. Prices of agricultural commodities tend to fluctuate due to seasonal, climactic and economic factors which generally also affect

Nabisco's competitors. Nabisco Holdings and Nabisco believe that the raw materials for Nabisco products are in plentiful supply and are readily available from a variety of independent suppliers.

COMPETITION

    Generally, the markets in which the Nabisco Biscuit Company, U.S. Foods Group and the International Food Group conduct their business are highly competitive. Competition consists of large domestic and international companies, local and regional firms and generic and private label products of food retailers. Competition is conducted on the basis of brand recognition, brand loyalty, quality and price. Substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new product.

    The trademarks under which the Nabisco Biscuit Company, U.S. Foods Group and the International Food Group market their products are generally registered in the United States and other countries in which such products are sold and are generally renewable indefinitely. Nabisco and certain of its subsidiaries have from time to time granted various parties exclusive licenses to use one or more of their trademarks in particular locations. Nabisco does not believe that such licensing arrangements have a material effect on the conduct of its domestic or international businesses.

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

    Nabisco Holdings or certain of its subsidiaries have been named "potentially responsible parties" with third parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or may have indemnification obligations with respect to fifteen sites. Liability under CERCLA is joint and several. Although it is difficult to identify precisely the estimated cost of resolving these CERCLA matters, such expenditures or costs are not expected to have a material adverse effect on Nabisco Holdings' or Nabisco's financial condition or results of operations.

EMPLOYEES

    At December 31, 1998, Nabisco had approximately 51,000 full time employees. Most of the unionized workers at Nabisco's domestic locations are represented under a national contract with the Bakery, Confectionery and Tobacco Workers International Union, which was ratified in August 1996 and which will expire in August 2001. Other unions represent the employees at a number of Nabisco locations. Nabisco Holdings believes that Nabisco's relations with these employees and with their unions are good.

    (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

    For information about foreign and domestic operations for the years 1996 through 1998, see Note 15 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

    For information on properties, see Item 1. For additional information pertaining to the location of Nabisco's assets as of December 31, 1998 and 1997, see Note 15 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

    In the fourth quarter of 1995, purported RJRN Holdings' stockholders filed, on their own behalf and derivatively on behalf of RJRN Holdings and Nabisco Holdings, three putative class and derivative actions in the Court of Chancery of the State of Delaware in and for New Castle County against members of the RJRN Holdings' Board and RJRN Holdings and Nabisco Holdings, as nominal defendants. The actions were consolidated in December 1995. The plaintiffs allege, among other things, that the individual defendants breached their fiduciary duty and wasted corporate assets by undertaking the debt exchange offer and consent solicitation completed by RJRN and Nabisco in June 1995 and by amending RJRN Holdings' By-Law provisions concerning the right to call stockholder meetings and procedures for stockholder action by written consent in August 1995. The plaintiffs allege that management took these and other actions to obstruct wrongfully a spin-off of Nabisco Holdings, to enrich the defendants at the expense of RJRN Holdings, its stockholders and Nabisco Holdings and to entrench the defendants in the management and control of RJRN Holdings. The plaintiffs seek injunctive relief and, alternatively, compensatory damages for Nabisco Holdings, RJRN Holdings and RJRN shareholders, as well as attorneys' fees and expenses and other unspecified relief. They purportedly seek the injunctive relief to facilitate a spin-off of Nabisco Holdings or the acquisition of RJRN Holdings and Nabisco Holdings by a third party. On February 25, 1999, the plaintiffs in this case filed a status report with the court indicating that a stipulation of dismissal without prejudice will be circulated shortly. As of March 16, 1999, no stipulation has been entered.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANTS

    The following table sets forth certain information concerning the executive officers of Nabisco Holdings and Nabisco:

                                                             BUSINESS EXPERIENCE DURING PAST FIVE YEARS
     NAME                           AGE                                 AND OTHER INFORMATION
------------------------------      ---      ---------------------------------------------------------------------------
James M. Kilts                          51   President and Chief Executive Officer of Nabisco Holdings and of Nabisco
                                               since January 1998; previously Executive Vice President-Worldwide Food of
                                               Philip Morris Companies, 1994-March 1997; President of Kraft USA,
                                               1989-1994. Member of the Board of Directors of Nabisco Holdings and of
                                               Nabisco since January 1998 and the May Department Stores Company since
                                               November 1998.

Richard H. Lenny                        47   Executive Vice President of Nabisco Holdings and of Nabisco and President
                                               of Nabisco Biscuit Company since February 1998; previously President of
                                               Pillsbury North America, November 1996-January 1998; President of
                                               Pillsbury Specialty Brands, February 1995-November 1996; prior thereto,
                                               Senior Vice President-Sales & Customer Service of Kraft Foods, May
                                               1994-February 1995; Executive Vice President-Sales of Kraft USA, 1991-May
                                               1994.

Douglas R. Conant                       47   Executive Vice President of Nabisco Holdings and of Nabisco since June 1995 and President of Nabisco U.S. Foods Group since February 1997; previously
                                               President of Sales & Integrated Logistics Group, 1994-June 1995; Senior
                                               Vice President-Marketing of Nabisco Biscuit Company, 1993-1994.

Elizabeth R. Culligan                   48   Executive Vice President of Nabisco Holdings and of Nabisco and President
                                               of Nabisco International since February 1998; previously Senior Vice
                                               President-Marketing of Nabisco Biscuit Company, September 1996-February
                                               1998; prior thereto, President of Ciba Self-Medication North America,
                                               September 1995-September 1996; General Manager and Vice President of
                                               SmithKline Beecham Consumer Healthcare, Northern Europe, November
                                               1994-August 1995; Managing Director, Northern Europe of Sterling Health,
                                               1992-November 1994.

James E. Healey                         57   Executive Vice President and Chief Financial Officer of Nabisco Holdings
                                               and of Nabisco since June 1997; prior thereto, Vice President and
                                               Treasurer of Bestfoods (formerly CPC International), 1995-1997; and
                                               Comptroller of Bestfoods, 1987-1995. Member of the Board of Directors of
                                               Interchange Financial Services Corp. since 1994.

James A. Kirkman III                    57   Executive Vice President, General Counsel and Secretary of Nabisco Holdings
                                               and of Nabisco since April 1995; previously Senior Vice President,
                                               General Counsel and Secretary of Nabisco Holdings, October 1994-April
                                               1995, and of Nabisco, 1992-April 1995.

Peter Klein                             52   Executive Vice President-Strategy, Business Development and Marketing
                                               Services of Nabisco Holdings and Nabisco since April 1998; prior thereto,
                                               Partner and Director of The Cambridge Group, November 1991-April 1998.

                                                             BUSINESS EXPERIENCE DURING PAST FIVE YEARS
     NAME                           AGE                                 AND OTHER INFORMATION
------------------------------      ---      ---------------------------------------------------------------------------
John F. Manfredi                        58   Executive Vice President-Corporate Affairs of Nabisco Holdings and of
                                               Nabisco since April 1995; previously Senior Vice President-Corporate
                                               Affairs of Nabisco Holdings, October 1994-April 1995; Senior Vice
                                               President-External and Government Affairs of Nabisco, 1992-April 1995.

Thomas G. McBrady                       61   Executive Vice President-Operations of Nabisco Holdings and of Nabisco
                                               since February 1998; previously Senior Vice President-Operations and
                                               Technology of Nabisco Biscuit Company, 1988-February 1998.

C. Michael Sayeau                       53   Executive Vice President-Human Resources of Nabisco Holdings and of Nabisco
                                               since April 1995; previously Senior Vice President-Human Resources of
                                               Nabisco Holdings, October 1994-April 1995, and of Nabisco, 1992-April
                                               1995.

Ian E. Lee-Leviten                      48   Senior Vice President and Controller of Nabisco Holdings and of Nabisco
                                               since July 1998; previously Senior Vice President-Taxation of Nabisco
                                               Holdings and of Nabisco, March 1997-June 1998; Vice President-Taxation of
                                               Nabisco Holdings and of Nabisco, February 1995-February 1997; prior thereto, Vice President-Tax Planning and Audits of RJRN Holdings and of
                                               RJRN, 1989-February 1995.

Robert A. Schiffner, Jr.                49   Senior Vice President and Treasurer of Nabisco Holdings and of Nabisco
                                               since July 1998; previously Senior Vice President and Controller of
                                               Nabisco Holdings and of Nabisco, March 1997-June 1998; Vice President and
                                               Controller of Nabisco Holdings and of Nabisco, April 1995-February 1997;
                                               Senior Director-Finance and Business Development, Specialty Products
                                               Company, January 1994-March 1995.

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

    As of March 15, 1999, there were approximately 855 record holders of the Class A Common Stock. The initial public offering price of the Class A Common Stock was $24.50. The closing price on the NYSE of the Class A Common on March 15, 1999 was $41.75.

    The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for the Class A Common Stock on the NYSE Composite Tape, as reported in the Wall Street Journal.

1998                                                                                      HIGH                  LOW
                                                                                        -------               --------
First Quarter...................................................................        $50  3/8              $38
Second Quarter..................................................................        $54  1/4              $34  7/8
Third Quarter...................................................................        $39  3/16             $31  3/4
Fourth Quarter..................................................................        $42  3/8              $33  3/4


1997
First Quarter...................................................................        $44  1/2              $36  1/2
Second Quarter..................................................................        $43  1/2              $36
Third Quarter...................................................................        $43  7/8              $37  1/2
Fourth Quarter..................................................................        $48  1/2              $39  1/2

    On July 1, 1995, Nabisco Holdings paid an initial quarterly dividend of $.1375 per share. Nabisco Holdings has paid quarterly dividends on each October 1, January 1, April 1, and July 1 since then. Commencing with the April 1, 1999 payment, the quarterly dividend was increased to $.1875 per share or $.75 per share on an annual basis.

    The operations of Nabisco Holdings are conducted through Nabisco and its subsidiaries, and therefore Nabisco Holdings is dependent on the earnings and cash flow of Nabisco and its subsidiaries to satisfy its obligations and other cash needs. For information concerning limitations on dividends, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations"--Liquidity and Financial Condition and Note 9 to the Consolidated Financial Statements. Nabisco Holdings does not believe that its credit arrangements will limit its ability to pay its anticipated quarterly dividends.

    RJRN, a wholly-owned subsidiary of RJRN Holdings, owns 100% of the outstanding Class B Common Stock of Nabisco Holdings, which represents approximately 80.5% of the economic interest and 97.6% of the combined voting power of all of the outstanding Common Stock as of March 15, 1999.

    On March 9, 1999, RJRN Holdings announced that its subsidiaries, RJRN and R.J. Reynolds Tobacco Company, had entered into a definitive agreement to sell the international tobacco business and that the board of directors of RJRN Holdings had approved a plan to separate the domestic tobacco business conducted by R.J. Reynolds Tobacco Company from the food business conducted by Nabisco. Under the plan, the separation of the businesses will be accomplished through a tax-free spin-off to RJRN Holdings shareholders of shares in the domestic tobacco business.

    Upon completion of the spin-off, RJRN Holdings will continue to exist as a holding company, owning 80.5% of Nabisco Holdings, and will be renamed Nabisco Group Holdings. Nabisco Group Holdings and Nabisco Holdings will each continue to trade as separate companies on the New York Stock Exchange.

The separation is subject to final approval and is expected to occur following completion of the sale of RJRN Holdings' international tobacco business.

    Nabisco Holdings' relationship with RJRN Holdings and RJRN is governed by agreements entered into in connection with Nabisco Holdings' initial public offering of Class A Common Stock completed on January 26, 1995, including a corporate services agreement, a corporate agreement and a tax-sharing agreement. It is possible that the spin-off will require the amendment or termination of these agreements, but it is not anticipated that any amendments or terminations will have a material effect on Nabisco Holdings' or Nabisco's financial position or results of operations.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data of Nabisco Holdings Corp. ("Nabisco Holdings") presented below as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998 were derived from the consolidated financial statements of Nabisco Holdings (the "Consolidated Financial Statements") set forth herein, which have been audited by Deloitte & Touche LLP, independent auditors. In addition, the selected consolidated financial data of Nabisco Holdings presented below as of December 31, 1996, 1995 and 1994 and for each of the years in the two year period ended December 31, 1995 were derived from audited consolidated financial statements of Nabisco Holdings, not presented herein. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                                       -------------------------------------------
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)                                            1998     1997     1996     1995     1994
                                                                                       -------  -------  -------  -------  -------
RESULTS OF OPERATIONS
  Net sales..........................................................................  $ 8,400  $ 8,734  $ 8,889  $ 8,294  $ 7,699
                                                                                       -------  -------  -------  -------  -------
  Cost of products sold..............................................................    4,683    4,950    5,226    4,776    4,295
  Selling, advertising, administrative and general expenses(1).......................    2,672    2,476    2,533    2,389    2,292
  Amortization of trademarks and goodwill............................................      221      226      228      227      225
  Restructuring charges..............................................................      530       --      428       --       --
                                                                                       -------  -------  -------  -------  -------
    Operating income.................................................................      294    1,082      474      902      887
  Interest and debt expense(2).......................................................     (296)    (326)    (329)    (349)    (376)
  Other income (expense), net(3).....................................................      (29)     (32)     (32)     (17)     (20)
                                                                                       -------  -------  -------  -------  -------
    Income (loss) before income taxes................................................      (31)     724      113      536      491
  Provision for income taxes.........................................................       40      293       96      222      224
                                                                                       -------  -------  -------  -------  -------
    Income (loss) before extraordinary item..........................................      (71)     431       17      314      267
  Extraordinary item - loss on early extinguishment of debt, net of income taxes.....       --      (26)      --      (19)      --
                                                                                       -------  -------  -------  -------  -------
    Net income (loss)................................................................  $   (71) $   405  $    17  $   295  $   267
                                                                                       -------  -------  -------  -------  -------
                                                                                       -------  -------  -------  -------  -------

PER SHARE DATA
  Net income (loss) per common share - basic:
    Income (loss) before extraordinary item..........................................  $  (.27) $  1.63  $   .06  $  1.20
    Extraordinary item...............................................................       --     (.10)      --     (.07)
                                                                                       -------  -------  -------  -------
      Net income (loss)..............................................................  $  (.27) $  1.53  $   .06  $  1.13
                                                                                       -------  -------  -------  -------
                                                                                       -------  -------  -------  -------
  Net income (loss) per common share - diluted:
    Income (loss) before extraordinary item..........................................  $  (.27) $  1.61  $   .06  $  1.20
    Extraordinary item...............................................................       --     (.10)      --     (.07)
                                                                                       -------  -------  -------  -------
      Net income (loss)..............................................................  $  (.27) $  1.51  $   .06  $  1.13
                                                                                       -------  -------  -------  -------
                                                                                       -------  -------  -------  -------

                                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                                       -------------------------------------------
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)                                            1998     1997     1996     1995     1994
                                                                                       -------  -------  -------  -------  -------
  Dividends declared per common share................................................  $   .70  $   .68  $ .6025  $ .4125
                                                                                       -------  -------  -------  -------
                                                                                       -------  -------  -------  -------
BALANCE SHEET DATA (AT END OF PERIOD)
  Working capital....................................................................  $  (209) $   (41) $  (340) $    --  $(1,463)
  Total assets.......................................................................   11,117   12,117   12,290   12,303   11,886
  Total debt.........................................................................    3,805    4,535    4,488    4,455    5,640
  Stockholders' equity(4)............................................................    3,885    4,204    4,084    4,244    2,880

(1) For 1994, selling, advertising, administrative and general expenses include an allocation from RJR Nabisco, Inc. ("RJRN") for corporate administrative costs not specifically attributable to an operating company. Such allocation was based on the ratio of Nabisco Holdings' invested capital (as defined below) to RJR Nabisco Holdings Corp. ("RJRN Holdings") consolidated invested capital.

(2) For 1994, interest and debt expense includes an allocation from RJRN for corporate interest expense and amortization of debt issuance costs not specifically attributable to an operating company. Such allocation was based on the ratio of Nabisco Holdings' invested capital at the beginning of the year (sum of working capital, property, plant and equipment, other assets, goodwill, trademarks and other intangibles and less minority interest liabilities) to RJRN Holdings' consolidated invested capital at the beginning of the year, adjusted for (i) the change in Nabisco Holdings' invested capital during the year times (ii) the RJRN short-term borrowing rate. For 1995, interest expense included payments to RJRN and affiliates of $141 million.

(3) For 1994, other income (expense), net includes an allocation (as defined above) from RJRN for interest income, foreign exchange gains or losses and other financial income and expenses not specifically attributable to an operating company.

(4) The December 31, 1994 amount represents RJRN's investment in Nabisco
    Holdings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of Nabisco Holdings' financial condition and results of operations should be read in conjunction with the historical financial information and the related notes thereto included in the Consolidated Financial Statements.

    The food business is conducted by operating subsidiaries of Nabisco Holdings. Nabisco's businesses in the United States are comprised of the Nabisco Biscuit Company and the U.S. Foods Group. Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" together with Nabisco Ltd, the "International Food Group").

                             RESULTS OF OPERATIONS

    Summarized financial data for Nabisco Holdings is as follows:

                                                                                                                    % CHANGE FROM
                                                                                                                      PRIOR YEAR
                                                                                                                    --------------
(DOLLARS IN MILLIONS)                                                                        1998    1997    1996    1998    1997
                                                                                            ------  ------  ------  ------  ------
Net Sales:
  Biscuit.................................................................................  $3,542  $3,545  $3,677      --%    (4)%
  U.S. Foods Group........................................................................   2,334   2,604   2,638     (10)%    (1)%
  International Food Group................................................................   2,524   2,585   2,574      (2)%     --%
                                                                                            ------  ------  ------
  Total Nabisco Holdings..................................................................  $8,400  $8,734  $8,889      (4)%    (2)%
                                                                                            ------  ------  ------
                                                                                            ------  ------  ------
Operating Company Contribution(1):
  Biscuit(2)..............................................................................  $  500  $  691  $  542     (28)%     27%
  U.S. Foods Group(3).....................................................................     335     386     346     (13)%     12%
  International Food Group(4).............................................................     210     231     242      (9)%    (5)%
                                                                                            ------  ------  ------
  Total Nabisco Holdings..................................................................  $1,045  $1,308  $1,130     (20)%     16%
                                                                                            ------  ------  ------
                                                                                            ------  ------  ------
Operating Income(5)
  Total Nabisco Holdings..................................................................  $  294  $1,082  $  474     (73)%    128%
                                                                                            ------  ------  ------
                                                                                            ------  ------  ------

------------------------

(1) Operating company contribution represents operating income before amortization of trademarks and goodwill and restructuring charges.

(2) Includes restructuring related expense of $42 million in 1998 and $58 million in 1996.

(3) Includes restructuring related expense of $6 million in 1998 and $33 million in 1996 and net gains from divestitures of $2 million in 1998 and $32 million in 1997. Also includes a $14 million provision for the additional write-down of the Plush Pippin frozen pie business held for sale and $10 million of severance and benefits related to the reorganization of the U.S. Foods Group selling organization in 1997.

(4) Includes restructuring related expense of $8 million in 1998 and $6 million in 1996 and a net gain from divestitures of $12 million in 1998. 1997 includes $7 million of exit costs resulting from the relocation of Nabisco International's headquarters from New York City to New Jersey.

(5) 1998 includes restructuring charges of $530 million and 1996 includes restructuring charges of $428 million.

SALES

    1998 VS. 1997. Nabisco Holdings' reported net sales of $8.40 billion were down 4% compared to 1997 reported net sales of $8.73 billion. Excluding the sales of businesses sold and exited in 1998 and 1997 from both years, Nabisco Holdings' net sales from ongoing businesses were flat at $8.10 billion. For a discussion of divestitures see Note 2 to the Consolidated Financial Statements.

    - Biscuit's net sales were flat at $3.54 billion versus the prior year reflecting price increases and volume gains in core cookies and crackers largely offset by lower volumes in SnackWell's and breakfast snacks. Although net sales were flat versus the prior year, momentum was reestablished in the second half of 1998 and after adjusting selling days to an equal days basis, Biscuit's net sales rose nearly 5% in the fourth quarter of 1998 versus the same period a year ago. These sales reflect the impact of increased marketing spending and the efforts of Biscuit's redesigned direct store delivery sales force which was approximately one-third in place at December 31, 1998 and was approximately 54% in place on February 28, 1999.

    - The U.S. Foods Group's net sales decreased 10% in 1998 primarily due to divestitures in 1998 and 1997 (1998 - College Inn broths, the tablespreads and egg substitute businesses, Plush Pippin frozen pies and the chocolate yogurt business, 1997 - certain regional brands). Excluding the impact from these businesses, net sales increased 3% primarily due to the inclusion of Cornnuts snacks acquired in December 1997 and increased volume for Planters nuts, A.1. steak sauces and pet snacks, partially offset by lower volume for confections.

    - The International Food Group's reported net sales decreased by 2% in 1998 versus 1997. Excluding the impact of foreign currency translation, International's net sales were up 2% in 1998 versus the prior year primarily due to price increases and increased volumes in several Latin American markets partially offset by volume declines in Brazil, Argentina and Asia.

    1997 VS. 1996. Nabisco Holdings reported net sales of $8.73 billion, a decrease of 2% from the 1996 level of $8.89 billion, with Biscuit's net sales down 4%, the U.S. Foods Group down 1% and the International Food Group flat.

    - Biscuit's net sales declined 4% in 1997 versus the prior year, primarily due to volume declines in SnackWell's and breakfast snacks, which more than offset volume increases in other core cookie and cracker brands. The decrease reflects a decline in market share in a number of core brands, less market acceptance of certain new products and in-store performance difficulties experienced in Nabisco Biscuit Company's direct store delivery system.

    - The U.S. Foods Group's net sales decreased 1% in 1997 primarily due to lower sales volume for tablespreads, condiments and certain other products and the impact from the sale of certain domestic regional brands in the second quarter of 1997 partially offset by higher volume for Planters nuts and certain confectionery products.

    - The International Food Group's $11 million net sales increase for 1997 reflected improved results in Asia and Mexico, partially offset by declines in Brazil, principally volume, resulting from aggressive competitive activity in the biscuit and milk categories, and in Argentina, due to competitive pricing pressures. The results reflect economic and competitive problems in certain international markets and underperformance at certain units.

OPERATING INCOME AND OPERATING COMPANY CONTRIBUTION

    1998 VS. 1997. Nabisco Holdings reported operating income of $294 million in 1998 versus $1,082 million in 1997. Restructuring charges of $530 million recorded in 1998, and a 20% decline in operating company contribution offset by a $5 million decrease in intangible amortization account for the decline.

    Nabisco Holdings' reported operating company contribution was $1,045 million in 1998, compared to $1,308 million reported in 1997. The 1998 operating company contribution includes $56 million of restructuring related expenses (Biscuit - $42 million, U.S. Foods Group - $6 million and International Food Group - $8 million) and a $14 million net gain from divestitures (U. S. Foods Group $2 million and International Food Group $12 million). The 1997 period included a $32 million gain from the sale of certain U.S. Foods Group regional brands offset in part by a $14 million provision for the additional write-down of the Plush Pippin frozen pie business which was being held for sale, $10 million of severance and benefits related to the reorganization of the U.S. Foods Group selling organization and $7 million of exit costs resulting from the relocation of Nabisco International's headquarters from New York City to New Jersey. Excluding the impact of these items from both years, Nabisco Holdings' operating company contribution decreased 17% to $1,087 million in 1998, compared to $1,307 million in 1997. On the same basis:

    - Biscuit's operating company contribution declined 22% to $542 million, largely the result of increased marketing spending invested behind core brands including the SnackWell's line. Higher costs associated with strengthening and redesigning the direct store delivery sales organization also significantly contributed to the profit decline.

    - The U.S. Foods Group's reported operating company contribution declined $39 million in 1998 to $339 million. Excluding the results from divestitures in both years, the U.S. Foods Group's operating company contribution in 1998 increased 7% to $301 million from $281 million in 1997 primarily due to gains in Planters nuts, A.1. steak sauces, pet snacks and the acquisition of Cornnuts in December 1997 partially offset by declines in confections.

    - The International Food Group's operating company contribution decreased 13% to $206 million. The decrease in operating company contribution was principally due to unfavorable foreign currency translation of $20 million and lower earnings, exclusive of foreign currency translation, in Spain, Asia and Canada which more than offset increased earnings in Brazil and Argentina as progress was made in lowering costs in these operating units.

    1997 VS. 1996. Nabisco Holdings reported operating income of $1,082 million in 1997 versus $474 reported in 1996. Restructuring charges of $428 million recorded in 1996, and a 16% increase in operating company contribution account for the increase.

    Nabisco Holdings' reported operating company contribution was $1,308 million in 1997, an increase of 16% from the 1996 level of $1,130 million. The 1997 period included a $32 million gain from the sale of certain U.S. Foods Group regional brands offset in part by a $14 million provision for the additional write-down of the Plush Pippin frozen pie business which was being held for sale, $10 million of severance and benefits related to the reorganization of the U.S. Foods Group selling organization and $7 million of exit costs related to the relocation of International headquarters from New York City to New Jersey. 1996 included $97 million of restructuring related expenses (Biscuit - $58 million, U.S. Foods Group - $33 million and International Food Group - $6 million) associated with implementation of the June 1996 restructuring program. Excluding the impact of these items from both years, Nabisco Holdings' operating company contribution increased 7% to $1,307 million in 1997, compared to $1,227 million in 1996. On the same basis:

    - Biscuit's operating company contribution increased $91 million or 15% in 1997. This increase resulted largely from restructuring driven margin improvements and on-going productivity initiatives.

    - The U.S. Foods Group's operating company contribution decreased $1 million in 1997. This flat profit performance was primarily due to restructuring efficiencies offset by reduced sales of higher margin products.

    - The International Food Group's 4% decline in operating company contribution for 1997 was primarily attributable to lower earnings in Brazil from lower sales, and in Argentina due to lower sales and higher marketing expenses, partially offset by profitable sales growth in Mexico and Asia and productivity driven earnings improvements in Canada.

1998 RESTRUCTURING CHARGES

    In the second and fourth quarters of 1998, Nabisco recorded restructuring charges of $406 million ($268 million after tax) and $124 million ($94 million after tax), respectively. These restructuring programs were undertaken to streamline operations and improve profitability and will result in a workforce reduction of approximately 6,500 employees. The restructuring charges consisted of $314 million for the Nabisco Biscuit Company, $82 million for the U.S. Foods Group and $16 million for corporate headquarters. The restructuring charge for the International Food Group amounted to $118 million and primarily consisted of $17 million for Canada and $84 million for Latin American operations, including $38 million for Brazil and $22 million for Argentina. The key elements of the restructuring programs include:

                                                        SEVERANCE       CONTRACT       ASSETS TO BE     OTHER EXIT
IN MILLIONS                                           AND BENEFITS    TERMINATIONS      DISPOSED OF        COSTS        TOTAL
----------------------------------------------------  -------------  ---------------  ---------------  -------------  ---------

Sales force reorganizations.........................    $      37       $       3                                     $      40

Distribution reorganizations........................           16               8        $       9                           33

Staff reductions....................................           83                                3                           86

Manufacturing cost reduction initiatives............           22                                8                           30

Plant closures......................................           46               3              217       $      15          281

Product line rationalizations.......................            4               4               20              32           60
                                                            -----             ---            -----             ---    ---------

Total restructuring charges.........................    $     208       $      18        $     257       $      47    $     530
                                                            -----             ---            -----             ---    ---------
                                                            -----             ---            -----             ---    ---------

- Sales force reorganizations consist of $35 million for the Nabisco Biscuit Company to reorganize its direct store delivery sales force to improve its effectiveness and $5 million for the International Food Group, principally Latin America.

- Distribution reorganizations consist of plans to exit a number domestic and international distribution and warehouse facilities, principally $19 million for the Nabisco Biscuit Company and $14 million for the International Food Group.

- Staff reductions consist of headquarters and operating unit realignments, functional consolidations and eliminations of positions throughout the Company. Amounts are: $37 million for the U.S. Foods Group; $26 million for Nabisco International headquarters, Canada and other foreign units; $15 million for corporate headquarters; and $8 million for the Nabisco Biscuit Company.

- Manufacturing cost reduction initiatives consist of a number of domestic and international programs to increase productivity, principally $19 million for the Nabisco Biscuit Company and $7 million for Canada.

- Plant closure accruals are for the closure and future sale of 18 production facilities in order to improve manufacturing efficiencies and reduce costs. Amounts are: Nabisco Biscuit Company $217 million; U.S. Foods Group $12 million; and International Food Group $52 million. As of December 31, 1998, production had ceased in 6 facilities which are being actively marketed for sale. Other exit costs consist of carrying costs to be incurred prior to sale.

- Product line rationalizations consist of exit costs to discontinue a number of domestic and international product lines. Other exit costs are principally write-offs for disposals of various discontinued products. Amounts are: U.S. Foods Group $34 million; Nabisco Biscuit Company $14 million; and International Food Group $12 million.

    The 1998 restructuring programs are proceeding as scheduled. The June 1998 program is expected to be completed in 1999 and the December 1998 program is expected to be completed by mid year 2000. These programs will require cash expenditures of approximately $205 million, primarily to be expended in 1999. In addition, the programs will require additional expenditures of approximately $134 million, of which $56 million ($33 million after tax) was incurred in 1998. These additional expenses are principally for implementation and integration of the programs and include costs for relocation of employees and equipment and training. The Company expects to incur capital expenditures of approximately $100 million over the programs' duration. All cash requirements are expected to be funded from operations. Pre-tax savings in 1999 will be approximately $80 million and, after completion of the programs, are expected to be approximately $145 million annually.

    As of December 31, 1998, $61 million of charges were applied against restructuring reserves as follows: $34 million for 2,000 employees severed; $3 million for contract terminations; $12 million for assets disposals; and $12 million of other exit costs. Of the charges applied against the restructuring reserves, cash expenditures amounted to $39 million.

1996 RESTRUCTURING CHARGE

    Nabisco recorded a restructuring charge of $428 million ($300 million after tax) in the second quarter of 1996. The restructuring program was undertaken to streamline operations and improve profitability. A summary of the key events of the worldwide program were:

    - $81 million of severance benefits for restructuring corporate staff and operating company head offices.

    - $116 million to eliminate low-volume product lines and sizes.

    - $62 million for severance benefits and contract exit costs to increase the efficiency and effectiveness of the U.S. sales organizations.

    - $118 million for streamlining production and distribution systems, principally for severance benefits and property disposals.

    - $51 million to write-down the values of several non-strategic regional product lines held for sale.

    The restructuring charge consisted of $238 million for the Nabisco Biscuit Company and $115 million for the U.S. Foods Group and corporate, including $29 million for the Food Service Company, $29 million for the Planters Specialty Company and the remainder of approximately $57 million for corporate headquarters operations, the Sales & Integrated Logistics Group and other business units. The restructuring expense for the International Food Group amounted to $75 million and consisted of $51 million for Latin American operations, including $31 million for Brazil, $11 million for Canada, and $10 million for Iberia.

    The 1996 restructuring program events were substantially completed by the end of 1997.

    The major cost components of the restructuring charge, changes in estimates and charges are summarized below. Severance benefits increased $30 million over the original estimate due to higher than anticipated costs associated with the Nabisco Biscuit Company's sales force reorganization. Estimated product line rationalizations decreased $15 million due to the decision not to sell a small regional brand.

Estimated costs for product line rationalizations, contract terminations and facility reorganizations were also changed due to different actual costs.

                                  JUNE 1996    CHANGE IN    ADJUSTED     PAYMENTS      BALANCE      PAYMENTS       BALANCE
IN MILLIONS                       PROVISION    ESTIMATE     PROVISION    & CHARGES    12-31-97      & CHARGES     12-31-98
-------------------------------  -----------  -----------  -----------  -----------  -----------  -------------  -----------
Severance and benefits.........   $     194    $      30    $     224    $    (197)   $      27     $     (25)    $       2
Product line rationalizations..         116            4          120         (117)           3            (3)           --
Product line disposals.........          51          (15)          36          (36)          --            --            --
Contract terminations..........          45          (15)          30          (29)           1            (1)           --
Plant closures and facility
  reorganizations..............          22           (4)          18          (12)           6            (6)           --
                                      -----        -----        -----   -----------         ---           ---         -----
    Total......................   $     428    $       0    $     428    $    (391)   $      37     $     (35)    $       2
                                      -----        -----        -----   -----------         ---           ---         -----
                                      -----        -----        -----   -----------         ---           ---         -----

    As of December 31, 1998, cumulative cash expenditures amounted to $238 million which were provided from operations. Cash requirements in 1999 to extinguish the remaining obligations, principally severance benefits, are estimated to be approximately $2 million. In addition, the program required additional 1996 expenditures of $97 million ($57 million after tax) for implementation and integration expenses, principally for relocation of employees and equipment and training. Annual pre-tax savings, commencing in 1998, are approximately $150 million. The program costs are discussed further in Note 2 to the Consolidated Financial Statements.

INTEREST AND DEBT EXPENSE

    1998 VS. 1997. Consolidated interest and debt expense of $296 million in 1998 decreased by $30 million or 9% from 1997 primarily due to the paydown of commercial paper with the net proceeds from businesses sold in the third quarter of 1998 and the replacement of fixed rate debt at lower rates partially offset by a reduction in capitalized interest in 1998.

    1997 VS. 1996. Consolidated interest and debt expense of $326 million in 1997 decreased $3 million or 1% from 1996 primarily as a result of slightly lower borrowing levels and lower interest rates on borrowings, partially offset by a reduction in capitalized interest in 1997.

OTHER INCOME (EXPENSE), NET

    1998 VS. 1997. Consolidated other income (expense), net amounted to $29 million of expense in 1998 versus $32 million of expense in 1997, a decrease of $3 million in expense. The lower level of expense in 1998 reflects higher interest income partially offset by an increase in foreign exchange losses.

PROVISION FOR INCOME TAXES

    1998 VS. 1997. The reported effective tax rate of (128.4)% in 1998 is higher than the 40.5% rate for 1997 due to the greater impact of non-deductible goodwill amortization relative to income (loss) before taxes, a 31.7% effective tax rate on the 1998 restructuring charges, and an 80.9% effective tax rate on the net gain from divestitures in 1998. Excluding the restructuring charges and the net gain from divestitures and their related tax impact, the effective tax rate was 40.5% for 1998.

    1997 VS. 1996. The reported effective tax rate for 1996 is higher than the 40.5% rate for 1997, as a result of the June 1996 restructuring program. Excluding the restructuring charge and related tax benefit, the effective rate was 41.4% for 1996.

NET INCOME (LOSS)

    1998 VS. 1997. Nabisco Holdings' net loss for 1998 includes a $2 million after tax net gain related to divestitures and after tax charges of $395 million related to the 1998 restructuring program. 1997 includes a

$1 million net gain. Excluding these items, net income of $322 million in 1998 decreased 25% from the 1997 full year level of $430 million, reflecting lower operating income, partially offset by lower intangible amortization and interest expense.

    1997 VS. 1996. Nabisco Holdings' net income in 1997 includes a net gain of $1 million and an extraordinary loss on the early extinguishment of debt of $26 million. The net income in 1996 includes after tax expenses of $357 million related to the June 1996 restructuring program. Excluding the effects of these items, net income of $430 million in 1997 increased 15% from the 1996 level of $374 million, reflecting improved operating income.

SEASONALITY

    Nabisco's business is seasonal, with generally higher sales levels in the fourth quarter. For information concerning seasonality, see Note 16 to the Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

    During 1998, Nabisco Holdings and Nabisco adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits and Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. These accounting standards did not have a material effect on Nabisco Holdings' or Nabisco's financial position or results of operations.

    See Note 1 to the Consolidated Financial Statements for a further discussion regarding recently adopted and issued accounting pronouncements.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows from operating activities amounted to $650 million for 1998 compared to $573 million for 1997. The increase in net cash flows from operating activities primarily reflects lower working capital requirements.

    Net cash flows from operating activities amounted to $573 million for 1997 compared to $750 million for 1996. The decrease in net cash flows from operating activities primarily reflects a $99 million increase in 1997 payments related to the 1996 restructuring program and higher working capital requirements.

    Net cash flows from investing activities in 1998 increased $587 million from 1997 levels to $214 million, primarily due to increased net proceeds of $500 million from the sale of businesses, and reduced levels of capital expenditures and acquisition spending in 1998.

    Net cash flows used in investing activities for 1997 decreased $221 million from 1996 levels to $373 million, primarily because of lower spending on business acquisitions of $127 million, a decrease in capital expenditures of $45 million and the collection in 1997 of $50 million of proceeds from the sale of certain regional brands.

    Capital expenditures were $340 million in 1998. Management expects that the level of capital expenditures for 1999 will be approximately $200 million, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations will be sufficient to support its planned capital expenditures in 1999. Nabisco Holdings' long-term commitments for capital expenditures are not material.

    Net cash flows used in financing activities were $874 million for 1998, compared to $158 million of cash flows used in financing activities in 1997. The increase in 1998 is primarily due to higher debt repayments of $748 million in 1998 versus 1997.

    Net cash flows used in financing activities for 1997 amounted to $158 million, a decrease of $24 million from 1996, principally due to higher net borrowings which were partially offset by higher cash dividends.

    In August 1997, Nabisco issued $200 million of floating rate (5.38% at December 31, 1998) notes due August 2009 which are putable and callable in August 1999. The interest rate for the first two years varies with LIBOR and, unless the notes are put, is set thereafter at a fixed rate resulting in a yield to maturity of 6.2% plus Nabisco's future credit spread on ten-year treasury notes.

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

    In January 1998, Nabisco issued $400 million of 6% notes due February 15, 2011 which are putable and callable on February 15, 2001; $300 million of 6 1/8% notes due February 1, 2033 which are putable and callable on February 1, 2003; and $300 million of 6 3/8% notes due February 1, 2035 which are putable and callable on February 1, 2005. Unless the notes are put, the interest rates on the 6% notes, the 6 1/8% notes and the 6 3/8% notes are reset on the applicable put/call date at 5.75%, 6.07% and 6.07%, respectively, plus, in each case, Nabisco's future credit spread on treasury notes at a fixed rate resulting in a yield to maturity of comparable maturities. The net proceeds from these notes were used to repay short-term debt.

    Nabisco maintains a four-year $1.5 billion revolving credit facility, of which no borrowings were outstanding at December 31, 1998, and a 364-day $1.11 billion credit facility primarily to support commercial paper borrowings of $174 million. Accordingly, $934 million was available at December 31, 1998. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a three-year term loan at Nabisco's option. Unless extended, the revolving credit facility expires in October 2002 and the 364-day credit facility expires in October 1999. The commitments under the revolving credit facility decline to approximately $1.46 billion in the final year. The revolving credit facility also provides for the issuance of up to $300 million of letters of credit, of which none was issued at December 31, 1998. Availability under the revolving credit facility is reduced by the amount of any borrowings outstanding and letters of credit issued under the facility and by the amount of outstanding commercial paper in excess of $1.11 billion.

    Nabisco's credit facilities generally restrict common and preferred dividends and distributions by Nabisco Holdings after April 28, 1995 to holders of its equity securities to an aggregate amount equal to $300 million plus 50% of Nabisco Holdings' cumulative consolidated net income after January 1, 1995.

    Nabisco's credit facilities limit the ability of Nabisco Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, acquire, sell or dispose of certain assets and securities and engage in certain mergers or consolidations. In addition, certain RJRN credit agreements indirectly limit the issuance of equity securities, beyond certain substantial amounts, by Nabisco Holdings and Nabisco and the sale or disposition of certain of their assets. Nabisco Holdings and Nabisco believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    At December 31, 1998, Nabisco Holdings' total debt (notes payable and long-term debt, including current maturities) and total capital (total debt and stockholders' equity) amounted to approximately $3.8 billion and $7.7 billion, respectively, of which total debt is lower by approximately $730 million and total capital is lower by $1,049 million than at December 31, 1997. Nabisco Holdings' ratios of total debt to stockholders' equity and total debt to total capital were .98 to 1 and .49 to 1, respectively.

    The 1998 restructuring programs will require cash expenditures of approximately $205 million, primarily to be expended in 1999. In addition, the programs will require additional expenditures of approximately $134 million, of which $56 million was incurred in 1998. These additional expenses are principally for implementation and integration of the programs and include costs for relocation of employees and equipment and training. The Company expects to incur capital expenditures of approximately $100 million over the programs duration. All cash requirements are expected to be funded from operations.

    At December 31, 1998, there was $749 million of accumulated and undistributed income of foreign subsidiaries. No applicable U.S. taxes have been provided because management intends for these earnings to be reinvested abroad indefinitely. Combined with an increase in international borrowings, these accumulated and undistributed earnings have funded and will continue to fund international acquisitions, new product introductions and other business building opportunities.

INFLATION

    Inflation has not had a material effect on Nabisco Holdings' or Nabisco's business in recent years. Management believes that the effects of changing prices and inflation in 1998 have been successfully managed with both margins and earnings being protected through a series of pricing adjustments, cost control programs and productivity gains.

FOREIGN MARKET RISK

    Nabisco is exposed to the current volatility of financial markets in Brazil, which could potentially adversely impact the International Food Group's financial position. As of February 28, 1999, Brazil's currency, the REAL, suffered a devaluation of approximately 68% from December 31, 1998, compared to the U.S. Dollar, which resulted in an unfavorable cumulative translation adjustment of approximately $150 million.

    At this time, Nabisco is unable to predict with any certainty the short or long-term impact of the REAL devaluation on the Brazilian subsidiary's operations, but at this time it is not expected to have a material effect on Nabisco Holdings' or Nabisco's financial position or results of operations.

YEAR 2000 ISSUE

    Nabisco has developed plans to address the implications of the Year 2000 on its computer systems and business operations. The Year 2000 Issue stems from computer applications that were written using two digits rather than four digits to define the applicable year. The issue is whether computer systems will properly interpret date-sensitive information when the year changes to 2000.

    Nabisco is continuing to assess and inventory its financial, information and operational systems, including equipment with embedded microprocessors, and is developing detailed plans for required systems modifications or replacements. The inventory and assessment process for information technology systems ("IT systems") has been completed. Management estimates that this process for non-information technology systems with embedded technology ("non-IT systems") is 76% complete and scheduled to be 100% complete by April of 1999.

    Software remediation is ongoing and, in the case of IT systems, is approximately 88% complete. Management expects this phase of Year 2000 readiness to be complete by the end of first quarter 1999, with the exception of certain stand-alone systems which are anticipated to be completed in the second quarter of 1999. In the case of non-IT systems, hardware and software remediation is in its early stages with an estimated completion date of the third quarter of 1999.

    Software testing following remediation is approximately 77% complete for IT systems. Management expects that testing will be complete by the second quarter of 1999, with the exception of certain stand-alone systems which are anticipated to be completed in the third quarter of 1999. With respect to non-IT systems, testing has recently begun and is expected to be complete by the third quarter of 1999.

    Approximately 70% of IT systems are remediated and in production. Management expects the remainder to be completed and in production by the second quarter of 1999, with the exception of certain stand-alone systems which are anticipated to be completed in the third quarter of 1999. 45% of non-IT systems are compliant as of December 31, 1998 and are expected to be fully Year 2000 compliant by November 1999.

    Incremental costs, which include contractor costs to modify or replace existing systems, and costs of internal resources dedicated to achieving Year 2000 compliance are charged to expense as incurred and are funded by operating cash flows. Costs are expected to total approximately $35 million to $40 million, of which $16 million has been spent through December 31, 1998.

    In 1998 Nabisco began a process of contacting key third parties (suppliers, services providers and customers) to determine their progress on Year 2000 compliance issues and to assess the potential impact on operations if key third parties are not successful in converting their systems in a timely manner. In early 1999, Nabisco initiated an effort to gain greater assurance that Nabisco will not suffer any material adverse affects of third party non-compliance. This effort consists of re-contacting these third parties and contacting additional selected third parties to obtain more accurate and up-to-date status of their Year 2000 compliance. As of February 28, 1999, Nabisco had sent correspondence to 90% of these third parties and expects to complete the effort in March 1999. As of February 28, 1999, Nabisco has received responses from 11% of all third parties, with 9% indicating compliance. Responses from all third parties are expected to be received by the third quarter of 1999.

    Progress against Year 2000 compliance plans is monitored by management as well as the internal audit department. Results are reported to the Board of Directors on a regular basis.

    Nabisco's existing systems risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. In addition, contingency plans to protect the business from Year 2000-related interruptions are being developed, which will include development of backup procedures, identification of alternate suppliers and possible increases in safety inventory levels. These plans will be complete by the second quarter of 1999. The possible consequences of Nabisco or key third parties not being fully Year 2000 compliant include temporary plant closings, delays in the delivery of products or receipt of supplies, invoice and collection errors, and inventory obsolescence. However, Nabisco believes its Year 2000 implementation plan, including contingency measures, should be completed in all material respects by the end of 1999, thereby reducing the possible material adverse effects of the Year 2000 on Nabisco's business, results of operations, cash flows or financial condition.

EURO CURRENCY CONVERSION

    On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency. The euro trades on currency exchanges and is available for non-cash transactions. From January 1, 1999 through January 1, 2002, participating countries can also maintain their national ("legacy") currencies as legal tender for goods and services. Beginning January 1, 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation no later than July 1, 2002. Nabisco's operating subsidiaries in Spain and Portugal have been affected by the euro conversion and have established plans to address any business issues raised, including the competitive impact of cross-border price transparency. It is not anticipated that there will be any near term business ramifications; however, the long-term implications, including any changes or modifications that will need to be made to business and financial strategies, are still being reviewed. From an accounting, treasury and computer system standpoint, the impact from the euro currency conversion is not expected to have a material impact on the financial position or results of operations of Nabisco and its subsidiaries.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of Nabisco due to adverse changes in financial and commodity market prices and rates. Nabisco is exposed to market risk in the areas of foreign currency exchange rates, interest rates and commodity prices. These exposures are directly related to its international operations, its use of agricultural commodities in its operations, and its normal investing and funding activities. Nabisco has established various policies and procedures to manage its exposure to market risks, including the use of financial and commodity derivatives, which are highly correlated to its underlying exposures. Nabisco estimates its market risk due to changes in foreign currency rates, interest rates and commodity prices utilizing financial models called Value at Risk ("VaR"). Nabisco employs a variance/co-variance approach to its calculation of VaR, which is a statistical measure of the potential loss in terms of fair value, cash flows or earnings of market risk sensitive instruments over a one-year horizon using a 95% confidence interval for changes in market rates and prices. The model assumes that financial returns are normally distributed. For options and instruments with non-linear returns, the model uses the delta/gamma method to approximate the financial return.

INTEREST RATE EXPOSURE

    Nabisco is exposed to changes in interest rates primarily as a result of its borrowing activities which include commercial paper, short-term borrowings and long-term fixed rate debt used to maintain liquidity and fund its business operations. The VaR associated with the fair value of financial instruments resulting from changes in interest rates was a $246 million after tax loss at December 31, 1998, an increase of $80 million from the December 31, 1997 amount. This change is primarily due to (i) the increase in price volatility of long-term U.S. treasuries which are used to estimate the VaR of Nabisco's interest rate sensitive financial instruments, and (ii) the impact of the change in mix of variable and fixed rate debt due to the January 1998 issuance of $1.0 billion of putable/callable long-term debt that replaced commercial paper borrowings.

    The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by Nabisco, nor does it consider the potential effect of favorable changes in market factors.

    Nabisco does not believe that reasonably possible near-term changes in interest rates will have a material effect on the future earnings or cash flows of Nabisco.

FOREIGN EXCHANGE EXPOSURE

    Upon reviewing its derivatives and other foreign currency instruments, based on historical foreign currency rate movements, Nabisco does not believe that reasonably possible near-term changes in foreign currency will result in a material effect on the future earnings, fair values or cash flows of Nabisco.

COMMODITY PRICE EXPOSURE

    Based on either Nabisco's derivative commodity instruments or its net commodity exposure (derivatives plus physical contracts less anticipated future consumption), reasonably possible near-term changes in commodity prices, based on historical commodity price movements, would not result in a material effect on future earnings, fair values or cash flows of Nabisco.

SUBSEQUENT EVENT

    RJRN, a wholly-owned subsidiary of RJRN Holdings, owns 100% of the outstanding Class B Common Stock of Nabisco Holdings, which represents approximately 80.5% of the economic interests and 97.6% of the combined voting power of all of the outstanding Common Stock as of March 15, 1999.

    On March 9, 1999, RJRN Holdings announced that its subsidiaries RJRN and R.J. Reynolds Tobacco Company, had entered into a definitive agreement to sell the international tobacco business and that the board of directors of RJRN Holdings had approved a plan to separate the domestic tobacco business conducted by R.J. Reynolds Tobacco Company from the food business conducted by Nabisco. Under the plan, the separation of the businesses will be accomplished through a tax-free spin-off to RJRN Holdings shareholders of shares in the domestic tobacco business.

    Upon completion of the spin-off, RJRN Holdings will continue to exist as a holding company, owning 80.5% of Nabisco Holdings, and will be renamed Nabisco Group Holdings. Nabisco Group Holdings and Nabisco Holdings will each continue to trade as separate companies on the New York Stock Exchange. The separation is subject to final approval and is expected to occur following completion of the sale of RJRN Holdings' international tobacco business.

    Nabisco Holdings' relationship with RJRN Holdings and RJRN is governed by agreements entered into in connection with Nabisco Holdings' initial public offering of Class A Common Stock completed on January 26, 1995, including a corporate services agreement, a corporate agreement and a tax-sharing agreement. It is possible that the spin-off will require the amendment or termination of these agreements, but it is not anticipated that any amendments or terminations will have a material effect on Nabisco Holdings' or Nabisco's financial position or results of operations.

                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements concerning, among other things, the impact of Year 2000 on systems and applications, the ramification of euro currency conversion, the level of restructuring related expenses and the amount of savings from restructuring programs, the level of future capital expenditures, and the level of dividends. These statements reflect management's current views with respect to future events and financial performance. These forward-looking statements are based on many assumptions and factors including competitive pricing for products, commodity prices, success of new product innovations and acquisitions, economic conditions in countries where Nabisco Holdings' subsidiaries do business, the effects of currency fluctuations and the effects of government regulation. Any changes in such assumptions or factors could produce significantly different results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Refer to the Index to Financial Statements on page 28 for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

    Item 10 is hereby incorporated by reference to Nabisco Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1999. Reference is also made regarding the executive officers of the Registrants to "Executive Officers of the Registrants" following Item 4 of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

    Item 11 is hereby incorporated by reference to Nabisco Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Item 12 is hereby incorporated by reference to Nabisco Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Item 13 is hereby incorporated by reference to Nabisco Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1999.

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

(B)                   REPORTS ON FORM 8-K FILED IN FOURTH QUARTER 1998

                      None.

(C)                   EXHIBITS

                      See Exhibit Index.

(D)                   FINANCIAL STATEMENT SCHEDULES

                      None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Parsippany, State of New Jersey on March 22, 1999.

                                NABISCO HOLDINGS CORP.

                                By:             /s/ JAMES E. HEALEY
                                     ..........................................
                                                 (James E. Healey)
                                            Executive Vice President and
                                              Chief Financial Officer

                                               /s/ IAN E. LEE-LEVITEN
                                     ..........................................
                                                (Ian E. Lee-Leviten)
                                               Senior Vice President
                                                   and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 1999.

                SIGNATURE                                 TITLE
------------------------------------------  ----------------------------------

                    *                       President and Chief Executive
 ..........................................    Officer (principal executive
             (James M. Kilts)                 officer) and Director

           /s/ JAMES E. HEALEY              Executive Vice President and
 ..........................................    Chief Financial Officer
            (James E. Healey)

          /s/ IAN E. LEE-LEVITEN            Senior Vice President and
 ..........................................    Controller (principal accounting
           (Ian E. Lee-Leviten)               officer)

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

                    *                       Chairman of the Board of Directors
 ..........................................
          (Steven F. Goldstone)

                    *                       Director
 ..........................................
            (David B. Jenkins)

                    *                       Director
 ..........................................
             (Kay Koplovitz)

                                *By:          /s/ JAMES A. KIRKMAN III
                                     ..........................................
                                               (James A. Kirkman III)
                                                  Attorney-in-Fact

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Parsippany, State of New Jersey on March 22, 1999.

                                NABISCO, INC.

                                By:             /s/ JAMES E. HEALEY
                                     ..........................................
                                                 (James E. Healey)
                                            Executive Vice President and
                                              Chief Financial Officer

                                               /s/ IAN E. LEE-LEVITEN
                                     ..........................................
                                                (Ian E. Lee-Leviten)
                                               Senior Vice President
                                                   and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 1999.

                SIGNATURE                                 TITLE
------------------------------------------  ----------------------------------

                    *                       President and Chief Executive
 ..........................................    Officer (principal executive
             (James M. Kilts)                 officer) and Director

           /s/ JAMES E. HEALEY              Executive Vice President and
 ..........................................    Chief Financial Officer
            (James E. Healey)

          /s/ IAN E. LEE-LEVITEN            Senior Vice President and
 ..........................................    Controller (principal accounting
           (Ian E. Lee-Leviten)               officer)

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

                    *                       Director
 ..........................................
            (David B. Jenkins)

                    *                       Director
 ..........................................
             (Kay Koplovitz)

                                *By:          /s/ JAMES A. KIRKMAN III
                                     ..........................................
                                               (James A. Kirkman III)
                                                  Attorney-in-Fact

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                      ------------
FINANCIAL STATEMENTS

  Management's Responsibility for Financial Statements..............................................  F-1

  Report of Deloitte & Touche LLP, Independent Auditors.............................................  F-2

  Consolidated Statements of Income--Years Ended December 31, 1998, 1997 and 1996...................  F-3

  Consolidated Statements of Cash Flows--Years Ended December 31, 1998, 1997 and 1996...............  F-4

  Consolidated Balance Sheets--December 31, 1998 and 1997...........................................  F-5

  Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1998, 1997 and 1996.....  F-6 - F-7

  Notes to Consolidated Financial Statements........................................................  F-8 - F-31

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

    The financial statements presented in this report have been prepared by management in accordance with generally accepted accounting principles using, where appropriate, management's best estimates and judgment. Management maintains a system of internal controls to provide reasonable assurance that the Company's assets are safeguarded and transactions are executed as authorized and properly recorded. The system includes established policies and procedures, a program of internal audits, management reviews and careful selection and training of qualified personnel.

    The audit committee is comprised solely of outside directors. It meets periodically with management, the internal auditors, and the independent auditors, Deloitte & Touche LLP, to discuss and address internal accounting control, auditing and financial reporting matters. Both independent and internal auditors have unrestricted access to the audit committee.

James M. Kilts
President and
Chief Executive Officer

James E. Healey
Executive Vice President and
Chief Financial Officer

             REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

Nabisco Holdings Corp.:
Nabisco, Inc.:

    We have audited the accompanying consolidated balance sheets of Nabisco Holdings Corp. ("Nabisco Holdings") and Nabisco, Inc. ("Nabisco") as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Nabisco Holdings and Nabisco at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Parsippany, New Jersey
January 27, 1999

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              YEAR ENDED              YEAR ENDED              YEAR ENDED
                                                          DECEMBER 31, 1998       DECEMBER 31, 1997       DECEMBER 31, 1996
                                                        ----------------------  ----------------------  ----------------------
                                                         NABISCO                 NABISCO                 NABISCO
                                                        HOLDINGS     NABISCO    HOLDINGS     NABISCO    HOLDINGS     NABISCO
                                                        ---------  -----------  ---------  -----------  ---------  -----------
NET SALES.............................................  $   8,400   $   8,400   $   8,734   $   8,734   $   8,889   $   8,889
                                                        ---------  -----------  ---------  -----------  ---------  -----------
Costs and expenses:
  Cost of products sold...............................      4,683       4,683       4,950       4,950       5,226       5,226
  Selling, advertising, administrative and general
    expenses..........................................      2,672       2,672       2,476       2,476       2,533       2,533
  Amortization of trademarks and goodwill.............        221         221         226         226         228         228
  Restructuring charges (Note 2)......................        530         530          --          --         428         428
                                                        ---------  -----------  ---------  -----------  ---------  -----------
      OPERATING INCOME................................        294         294       1,082       1,082         474         474
Interest and debt expense.............................       (296)       (296)       (326)       (326)       (329)       (329)
Other income (expense), net...........................        (29)        (29)        (32)        (32)        (32)        (32)
                                                        ---------  -----------  ---------  -----------  ---------  -----------
      Income (loss) before income taxes...............        (31)        (31)        724         724         113         113
Provision for income taxes............................         40          40         293         293          96          96
                                                        ---------  -----------  ---------  -----------  ---------  -----------
      INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.........        (71)        (71)        431         431          17          17
Extraordinary item - loss on early extinguishment of
  debt, net of income
  taxes (Note 9)......................................         --          --         (26)        (26)         --          --
                                                        ---------  -----------  ---------  -----------  ---------  -----------
      NET INCOME (LOSS)...............................  $     (71)  $     (71)  $     405   $     405   $      17   $      17
                                                        ---------  -----------  ---------  -----------  ---------  -----------
                                                        ---------  -----------  ---------  -----------  ---------  -----------
NET INCOME (LOSS) PER COMMON SHARE - BASIC:
  Income (loss) before extraordinary item.............  $    (.27)              $    1.63               $     .06
  Extraordinary item..................................         --                    (.10)                     --
                                                        ---------               ---------               ---------
      NET INCOME (LOSS)...............................  $    (.27)              $    1.53               $     .06
                                                        ---------               ---------               ---------
                                                        ---------               ---------               ---------
NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
  Income (loss) before extraordinary item.............  $    (.27)              $    1.61               $     .06
  Extraordinary item..................................         --                    (.10)                     --
                                                        ---------               ---------               ---------
      NET INCOME (LOSS)...............................  $    (.27)              $    1.51               $     .06
                                                        ---------               ---------               ---------
                                                        ---------               ---------               ---------

DIVIDENDS DECLARED PER COMMON SHARE...................  $     .70               $     .68               $   .6025
                                                        ---------               ---------               ---------
                                                        ---------               ---------               ---------
Average number of common shares outstanding - basic
  (in thousands)......................................    264,547                 265,057                 265,046
                                                        ---------               ---------               ---------
                                                        ---------               ---------               ---------
Average number of common shares outstanding - diluted
  (in thousands)......................................    264,547                 267,374                 266,248
                                                        ---------               ---------               ---------
                                                        ---------               ---------               ---------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                                                   YEAR ENDED
                                                                      YEAR ENDED                YEAR ENDED          DECEMBER
                                                                  DECEMBER 31, 1998         DECEMBER 31, 1997       31, 1996
                                                               ------------------------  ------------------------  -----------
                                                                 NABISCO                   NABISCO                   NABISCO
                                                                HOLDINGS      NABISCO     HOLDINGS      NABISCO     HOLDINGS
                                                               -----------  -----------  -----------  -----------  -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss)..........................................   $     (71)   $     (71)   $     405    $     405    $      17
  Adjustments to reconcile net income to cash flows
    from operating activities:
      Depreciation of property, plant and equipment..........         273          273          277          277          270
      Amortization of intangibles............................         221          221          226          226          228
      Deferred income tax provision (benefit)................        (188)        (188)          11           11          (57)
      Restructuring charges, net of cash payments............         491          491         (135)        (135)         348
      Accounts receivable, net...............................          --           --           14           14          (12)
      Inventories............................................          44           44          (12)         (12)         (28)
      Prepaid expenses.......................................         (10)         (10)          (6)          (6)           2
      Accounts payable.......................................         (49)         (49)          10           10          (83)
      Accrued liabilities....................................         (32)         (45)        (192)        (214)          29
      Income taxes accrued...................................          (3)          (3)          19           19            5
      Gain on divestitures, net..............................         (14)         (14)         (32)         (32)          --
      Other, net.............................................         (12)         (12)         (55)         (55)          31
      Extraordinary loss.....................................          --           --           43           43           --
                                                               -----------  -----------  -----------  -----------  -----------
    Net cash flows from operating activities.................         650          637          573          551          750
                                                               -----------  -----------  -----------  -----------  -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures.......................................        (340)        (340)        (392)        (392)        (437)
  Acquisition of businesses..................................          (9)          (9)         (46)         (46)        (173)
  Proceeds from sale of businesses...........................         550          550           50           50           --
  Other, net.................................................          13           13           15           15           16
                                                               -----------  -----------  -----------  -----------  -----------
    Net cash flows from (used in) investing activities.......         214          214         (373)        (373)        (594)
                                                               -----------  -----------  -----------  -----------  -----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from the issuance of long-term debt...........       1,279        1,279        1,229        1,229           11
  Repayments of long-term debt...............................      (1,893)      (1,893)      (1,145)      (1,145)        (189)
  Increase (decrease) in notes payable.......................        (103)        (103)         (45)         (45)         151
  Dividends paid on common stock.............................        (185)        (185)        (175)        (175)        (155)
  Repurchase of Class A common stock.........................         (38)          --          (22)          --           --
  Proceeds from the sale of call option on long-term debt....          41           41           --           --           --
  Net proceeds from issuance of Class A common stock.........          25           --           --           --           --
                                                               -----------  -----------  -----------  -----------  -----------
    Net cash flows (used in) financing activities............        (874)        (861)        (158)        (136)        (182)
                                                               -----------  -----------  -----------  -----------  -----------
Effect of exchange rate changes on cash and cash
  equivalents................................................          (6)          (6)          (8)          (8)          (2)
                                                               -----------  -----------  -----------  -----------  -----------
    Net change in cash and cash equivalents..................         (16)         (16)          34           34          (28)
Cash and cash equivalents at beginning of period.............         127          127           93           93          121
                                                               -----------  -----------  -----------  -----------  -----------
Cash and cash equivalents at end of period...................   $     111    $     111    $     127    $     127    $      93
                                                               -----------  -----------  -----------  -----------  -----------
                                                               -----------  -----------  -----------  -----------  -----------
Income taxes paid, net of refunds............................   $     231    $     231    $     247    $     247    $     150
Interest paid................................................   $     276    $     276    $     358    $     358    $     334


                                                                 NABISCO
                                                               -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss)..........................................   $      17
  Adjustments to reconcile net income to cash flows
    from operating activities:
      Depreciation of property, plant and equipment..........         270
      Amortization of intangibles............................         228
      Deferred income tax provision (benefit)................         (57)
      Restructuring charges, net of cash payments............         348
      Accounts receivable, net...............................         (12)
      Inventories............................................         (28)
      Prepaid expenses.......................................           2
      Accounts payable.......................................         (83)
      Accrued liabilities....................................          29
      Income taxes accrued...................................           5
      Gain on divestitures, net..............................          --
      Other, net.............................................          31
      Extraordinary loss.....................................          --
                                                               -----------
    Net cash flows from operating activities.................         750
                                                               -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures.......................................        (437)
  Acquisition of businesses..................................        (173)
  Proceeds from sale of businesses...........................          --
  Other, net.................................................          16
                                                               -----------
    Net cash flows from (used in) investing activities.......        (594)
                                                               -----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from the issuance of long-term debt...........          11
  Repayments of long-term debt...............................        (189)
  Increase (decrease) in notes payable.......................         151
  Dividends paid on common stock.............................        (155)
  Repurchase of Class A common stock.........................          --
  Proceeds from the sale of call option on long-term debt....          --
  Net proceeds from issuance of Class A common stock.........          --
                                                               -----------
    Net cash flows (used in) financing activities............        (182)
                                                               -----------
Effect of exchange rate changes on cash and cash
  equivalents................................................          (2)
                                                               -----------
    Net change in cash and cash equivalents..................         (28)
Cash and cash equivalents at beginning of period.............         121
                                                               -----------
Cash and cash equivalents at end of period...................   $      93
                                                               -----------
                                                               -----------
Income taxes paid, net of refunds............................   $     150
Interest paid................................................   $     334

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                          DECEMBER 31, 1998       DECEMBER 31, 1997
                                                                        ----------------------  ----------------------
                                                                          NABISCO                 NABISCO
                                                                         HOLDINGS     NABISCO    HOLDINGS     NABISCO
                                                                        -----------  ---------  -----------  ---------
ASSETS
Current assets:
  Cash and cash equivalents...........................................   $     111   $     111   $     127   $     127
  Accounts receivable, net............................................         506         506         521         521
  Deferred income taxes...............................................          98          98          27          27
  Inventories.........................................................         753         753         865         865
  Prepaid expenses....................................................          70          69          59          59
                                                                        -----------  ---------  -----------  ---------
      TOTAL CURRENT ASSETS............................................       1,538       1,537       1,599       1,599
                                                                        -----------  ---------  -----------  ---------
Property, plant and equipment--at cost................................       4,806       4,806       5,030       5,030
Less accumulated depreciation.........................................      (1,859)     (1,859)     (1,713)     (1,713)
                                                                        -----------  ---------  -----------  ---------
  Net property, plant and equipment...................................       2,947       2,947       3,317       3,317
                                                                        -----------  ---------  -----------  ---------
Trademarks, net of accumulated amortization of $1,102 and $1,070,
  respectively........................................................       3,368       3,368       3,725       3,725
Goodwill, net of accumulated amortization of $910 and
  $834, respectively..................................................       3,182       3,182       3,343       3,343
Other assets and deferred charges.....................................          82          82         133         133
                                                                        -----------  ---------  -----------  ---------
                                                                         $  11,117   $  11,116   $  12,117   $  12,117
                                                                        -----------  ---------  -----------  ---------
                                                                        -----------  ---------  -----------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.......................................................   $      68   $      68   $     180   $     180
  Accounts payable....................................................         407         407         435         435
  Accrued liabilities.................................................       1,043         997         873         818
  Intercompany payable to Nabisco Holdings............................          --           5          --          13
  Current maturities of long-term debt................................         118         118          21          21
  Income taxes accrued................................................         111         111         131         131
                                                                        -----------  ---------  -----------  ---------
      TOTAL CURRENT LIABILITIES.......................................       1,747       1,706       1,640       1,598
                                                                        -----------  ---------  -----------  ---------
Long-term debt (less current maturities)..............................       3,619       3,619       4,334       4,334
Other noncurrent liabilities..........................................         704         704         646         646
Deferred income taxes.................................................       1,162       1,162       1,293       1,293
Commitments...........................................................
Stockholders' equity:
  Class A common stock (51,434,872 and 51,137,653 shares issued and
    outstanding at December 31, 1998 and 1997, respectively)..........           1          --           1          --
  Class B common stock (213,250,000 shares issued and outstanding at
    December 31, 1998 and 1997).......................................           2          --           2          --
  Paid-in capital.....................................................       4,092       4,141       4,097       4,151
  Retained earnings (deficit).........................................          (5)        (31)        268         225
  Treasury stock, at cost.............................................         (18)         --         (32)         --
  Accumulated other comprehensive income..............................        (185)       (185)       (130)       (130)
  Notes receivable on common stock purchases..........................          (2)         --          (2)         --
                                                                        -----------  ---------  -----------  ---------
      TOTAL STOCKHOLDERS' EQUITY......................................       3,885       3,925       4,204       4,246
                                                                        -----------  ---------  -----------  ---------
                                                                         $  11,117   $  11,116   $  12,117   $  12,117
                                                                        -----------  ---------  -----------  ---------
                                                                        -----------  ---------  -----------  ---------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (DOLLARS IN MILLIONS AND SHARES IN THOUSANDS)

                                                                                             ACCUMULATED
                                               COMMON STOCK                                     OTHER
                                           --------------------    PAID-IN     RETAINED     COMPREHENSIVE    TREASURY
                                            SHARES     AMOUNT      CAPITAL     EARNINGS        INCOME          STOCK
                                           ---------  ---------  -----------  -----------  ---------------  -----------
Balance at January 1, 1996...............    265,000     $3       $   4,093    $     186      $     (38)     $      --
Net income...............................                                             17
Cumulative translation adjustment........                                                           (17)
Minimum pension liability, net of tax
  expense of $1 million..................                                                             2
Total comprehensive income...............
Dividends declared.......................                                           (160)
Class A shares issued....................         70     --               2
Other....................................                                (2)
                                           ---------  ---------  -----------       -----          -----            ---
Balance at December 31, 1996.............    265,070      3           4,093           43            (53)        --
Net income...............................                                            405
Cumulative translation adjustment........                                                           (73)
Minimum pension liability, net of tax
  benefit of $2 million..................                                                            (4)
Total comprehensive income...............
Dividends declared.......................                                           (180)
Repurchase of Class A shares.............       (682)    --                                                        (32)
Other....................................                                 4
                                           ---------  ---------  -----------       -----          -----            ---
Balance at December 31, 1997.............    264,388      3           4,097          268           (130)           (32)
Net income...............................                                            (71)
Cumulative translation adjustment........                                                           (57)
Minimum pension liability, net of tax
  expense of $1 million..................                                                             2
Total comprehensive income...............
Dividends declared.......................                                           (185)
Repurchase of Class A shares.............       (568)    --                                                        (27)
Class A treasury shares issued...........        865     --               5          (17)                           41
Other....................................                               (10)
                                           ---------  ---------  -----------       -----          -----            ---
Balance at December 31, 1998.............    264,685     $3      $    4,092   $       (5 ) $       (185   ) $      (18)
                                           ---------  ---------  -----------       -----          -----            ---
                                           ---------  ---------  -----------       -----          -----            ---


                                               NOTES                  COMPREHENSIVE
                                            RECEIVABLE      TOTAL        INCOME
                                           -------------  ---------  ---------------
Balance at January 1, 1996...............    $      --    $   4,244
Net income...............................                        17     $      17
Cumulative translation adjustment........                       (17)          (17)
Minimum pension liability, net of tax
  expense of $1 million..................                         2             2
                                                                            -----
Total comprehensive income...............                               $       2
                                                                            -----
                                                                            -----
Dividends declared.......................                      (160)
Class A shares issued....................           (2)          --
Other....................................                        (2)
                                                 -----    ---------
Balance at December 31, 1996.............           (2)       4,084
Net income...............................                       405     $     405
Cumulative translation adjustment........                       (73)          (73)
Minimum pension liability, net of tax
  benefit of $2 million..................                        (4)           (4)
                                                                            -----
Total comprehensive income...............                               $     328
                                                                            -----
                                                                            -----
Dividends declared.......................                      (180)
Repurchase of Class A shares.............                       (32)
Other....................................                         4
                                                 -----    ---------
Balance at December 31, 1997.............           (2)       4,204
Net income...............................                       (71)    $     (71)
Cumulative translation adjustment........                       (57)          (57)
Minimum pension liability, net of tax
  expense of $1 million..................                         2             2
                                                                            -----
Total comprehensive income...............                               $    (126)
                                                                            -----
                                                                            -----
Dividends declared.......................                      (185)
Repurchase of Class A shares.............                       (27)
Class A treasury shares issued...........                        29
Other....................................                       (10)
                                                 -----    ---------
Balance at December 31, 1998.............  $         (2 ) $   3,885
                                                  -----   ---------
                                                  -----   ---------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 NABISCO, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN MILLIONS)

                                                                                      ACCUMULATED
                                                                                         OTHER
                                                             PAID-IN    RETAINED     COMPREHENSIVE               COMPREHENSIVE
                                                             CAPITAL    EARNINGS        INCOME         TOTAL        INCOME
                                                            ---------  -----------  ---------------  ---------  ---------------
Balance at January 1, 1996................................  $   4,182   $     110      $     (38)    $   4,254
Net income................................................                     17                           17     $      17
Cumulative translation adjustment.........................                                   (17)          (17)          (17)
Minimum pension liability, net of tax expense of $1
 million..................................................                                     2             2             2
                                                                                                                       -----
Total comprehensive income................................                                                         $       2
                                                                                                                       -----
                                                                                                                       -----
Dividends declared........................................        (33)       (127)                        (160)
Other.....................................................         (2)                                      (2)
                                                            ---------       -----          -----     ---------
Balance at December 31, 1996..............................      4,147          --            (53)        4,094
Net income................................................                    405                          405     $     405
Cumulative translation adjustment.........................                                   (73)          (73)          (73)
Minimum pension liability, net of tax benefit of $2
 million..................................................                                    (4)           (4)           (4)
                                                                                                                       -----
Total comprehensive income................................                                                         $     328
                                                                                                                       -----
                                                                                                                       -----
Dividends declared........................................                   (180)                        (180)
Other.....................................................          4                                        4
                                                            ---------       -----          -----     ---------
Balance at December 31, 1997..............................      4,151         225           (130)        4,246
Net income................................................                    (71)                         (71)    $     (71)
Cumulative translation adjustment.........................                                   (57)          (57)          (57)
Minimum pension liability, net of tax expense of $1
 million..................................................                                     2             2             2
                                                                                                                       -----
Total comprehensive income................................                                                         $    (126)
                                                                                                                       -----
                                                                                                                       -----
Dividends declared........................................                   (185)                        (185)
Other.....................................................        (10)                                     (10)
                                                            ---------       -----          -----     ---------
Balance at December 31, 1998..............................  $   4,141   $     (31)     $    (185)    $   3,925
                                                            ---------       -----          -----     ---------
                                                            ---------       -----          -----     ---------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Summary of Significant Accounting Policies below and the other notes to the consolidated financial statements on the following pages are integral parts of the accompanying consolidated financial statements of Nabisco Holdings Corp. ("Nabisco Holdings") and Nabisco, Inc. ("Nabisco"), its direct wholly-owned subsidiary (the "Consolidated Financial Statements"). Nabisco Holdings and Nabisco are referred to collectively as the "Companies."

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

CASH AND CASH EQUIVALENTS

    Cash equivalents include all short-term, highly liquid investments that are readily convertible to known amounts of cash and so near maturity that they present an insignificant risk of changes in value because of changes in interest rates. Cash equivalents at December 31, 1998 and 1997, valued at cost (which approximated market value), totaled $71 million and $76 million, respectively.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined principally under the first-in, first-out method.

COMMODITY CONTRACTS

    Nabisco accounts for changes in the market value of futures contracts as an addition to, or reduction from, the raw material inventory cost. Market value changes are recorded in cost of products sold when the related finished products are sold. Due to wide fluctuations in the market prices for various agricultural commodities, Nabisco frequently enters into futures contracts to hedge the price risk associated with anticipated purchases. The amount of hedging losses deferred as of December 31, 1998 and 1997 was $5 million and $7 million, respectively.

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

TRADEMARKS AND GOODWILL

    Values assigned to trademarks and goodwill are amortized on a straight-line basis principally over a 40-year period.

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

REVENUE RECOGNITION

    Revenue is recognized when title to finished product passes to the customer. Revenue is recognized as the net amount to be received by Nabisco after estimated discounts and estimated product returns.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net includes interest income, certain foreign currency gains and losses, expenses related to the sales of accounts receivable, and fees related to Nabisco's banking and borrowing programs.

ADVERTISING

    Advertising costs are generally expensed as incurred. Advertising expense was $226 million, $223 million and $201 million for the years ended December 31, 1998, 1997 and 1996, respectively.

RESEARCH AND DEVELOPMENT

    Research and development expenses, which are expensed as incurred, were $100 million, $95 million and $105 million for the years ended December 31, 1998, 1997 and 1996, respectively.

INTEREST RATE FINANCIAL INSTRUMENTS

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

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCY FINANCIAL INSTRUMENTS

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

    On January 1, 1998, Nabisco Holdings and Nabisco adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), which established standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in stockholders' equity during a period from transactions from nonowner sources and primarily includes net income (loss), foreign currency translation adjustments and minimum pension liability adjustments. The components of comprehensive income are displayed in the consolidated statements of stockholders' equity. The adoption of SFAS No. 130 did not have a material effect on Nabisco Holdings' or Nabisco's financial position or results of operations.

    In the fourth quarter of 1998, Nabisco Holdings and Nabisco adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which established standards for the way in which information about operating segments is reported. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers. See Note 15 to the Consolidated Financial Statements for disclosures required by SFAS No. 131. The adoption of SFAS No. 131 did not have a material effect on Nabisco Holdings' or Nabisco's financial position or results of operations.

    Nabisco Holdings and Nabisco also adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132") during 1998. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain requirements from other accounting standards no longer deemed useful. It does not change the measurement or recognition of these plans. See Note 14 to the Consolidated Financial Statements for disclosures required by SFAS No. 132. The adoption of SFAS No. 132 did not have a material effect on Nabisco Holdings' or Nabisco's financial position or results of operations.

    During 1998 Nabisco Holdings and Nabisco also adopted Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Development or Obtained for Internal Use, which requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. The adoption of SOP No. 98-1 had no material effect on Nabisco Holdings' or Nabisco's financial position or results of operations.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which must be adopted by January 1, 2000, with early adoption permitted. SFAS No. 133 requires that all derivative financial instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated a hedge transaction and, if it is, the type of hedge transaction. Nabisco Holdings and Nabisco have not yet determined the timing of adoption or the impact that adoption or subsequent application of SFAS No. 133 will have on their financial position or results of operations.

    In April of 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued SOP No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 established standards on accounting for start-up and organization costs and, in general, requires such costs to be expensed as incurred. This standard is required to be adopted on January 1, 1999. The adoption of SOP No. 98-5 is not expected to have a material effect on Nabisco Holdings' or Nabisco's financial position or results of operations.

NET INCOME PER SHARE

    Per share data has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which was adopted in the fourth quarter of 1997. Net income per share-basic is based on the weighted average number of common shares outstanding during the period. Net income per share-diluted is based on the weighted average number of common shares and common equivalent shares for stock options outstanding during the period.

INCOME TAXES

    The Companies calculate their income taxes on a separate basis; however, the following modifications were made to the Companies' income taxes because federal income taxes are calculated and paid on a consolidated basis by RJRN Holdings pursuant to a tax sharing agreement. To the extent foreign tax credits of the Companies cannot be used currently on a consolidated basis, no credit is given to the Companies, and other credits, losses or benefits of the Companies not used separately are recognized by the Companies if they could be used in filing a consolidated tax return. Deferred federal income taxes are recorded on the Companies' books, and current federal income taxes payable are remitted to RJRN. Generally, any adjustments to federal and state income tax liabilities for years after 1989 will be paid by RJRN Holdings and charged or credited to Nabisco Holdings, as applicable. Any adjustments to federal and state income tax liabilities for 1989 or earlier are the obligation of RJRN Holdings. RJRN Holdings will generally pay to Nabisco Holdings any tax refund actually received by RJRN Holdings and attributable to Nabisco Holdings for years after 1989. Foreign income taxes generally are computed on a separate company basis.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--OPERATIONS

ACQUISITIONS

    In recent years, subsidiaries of Nabisco Holdings have completed a number of acquisitions to expand the domestic and international food businesses. In 1998, a subsidiary of Nabisco acquired the assets of the Jamaican biscuit and snacking company, Butterkist, Ltd. for $9 million. The acquisition was accounted for as a purchase. The fair value of the assets acquired approximated the purchase price. In December, 1997, Nabisco acquired the stock of Cornnuts, Inc., a manufacturer of crispy corn kernel snacks, for approximately $51 million. As of December 31, 1997, the acquisition was carried in other assets in the consolidated balance sheet pending completion of the purchase price allocation. During 1998 the purchase price was allocated resulting in goodwill of $30 million, including $4 million for a plant closure.

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

DIVESTITURES AND OTHER CHARGES

    In June 1997, Nabisco sold certain domestic regional brands for $50 million that resulted in a $32 million gain ($19 million after tax). In addition, non-recurring expenses of $31 million ($18 million after tax) were recognized. These included a $14 million additional provision to write-down property, plant and equipment ($10 million), intangibles ($2 million) and inventory ($2 million) of the Plush Pippin frozen pie business sold in 1998 at its approximate carrying value of $5 million; $10 million of severance and related benefits for approximately 80 sales persons in the U.S. Foods Group sales organization; and $7 million of exit costs resulting from the relocation of Nabisco International's headquarters from New York City to New Jersey consisting of $6 million for lease abandonment costs and $1 million for employee severance benefits. The net $1 million pre-tax gain from these items is included in selling, advertising, administrative and general expenses in the Consolidated Statements of Income. 1997 net sales from the Plush Pippin frozen pie business were $40 million and operating income was not material.

    The 1998 cost of products sold includes a $35 million net gain ($19 million after tax) related to businesses sold and a $21 million charge ($17 million after tax) to exit non-strategic businesses. Both items were recorded in the third quarter. Businesses sold in 1998 include the College Inn brand of canned broths, Plush Pippin frozen pies, the U.S. and Canadian tablespreads and U.S. egg substitute businesses (formerly included in the U.S. Foods Group operating segment) and the Del Monte brand canned vegetable business in Venezuela (formerly included in the International Food Group operating segment) for net proceeds of approximately $550 million.

    In the third quarter of 1998 management approved and committed to plans to exit the U.S. Food Group's chocolate yogurt business and the Russian sales and distribution operation of the International Food Group. The decisions resulted in provisions of $12 million to write-down chocolate yogurt assets and $9 million to write-off Russian sales and distribution operation assets, respectively.

    Net sales for 1998 and 1997 from all divestitures in both years by Nabisco were $298 million and $632 million, respectively. Operating income for 1998 and 1997 from the divested businesses was $33 million and $87 million, respectively.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--OPERATIONS (CONTINUED)
1998 RESTRUCTURING CHARGES

    In the second and fourth quarters of 1998, Nabisco recorded restructuring charges of $406 million ($268 million after tax) and $124 million ($94 million after tax), respectively. These restructuring programs were undertaken to streamline operations and improve profitability and will result in a workforce reduction of approximately 6,500 employees. The restructuring programs will require cash expenditures of approximately $205 million. In addition, the programs will require additional expenses of approximately $134 million, of which $56 million ($33 million after tax) was incurred in 1998. These additional expenses are principally for implementation and integration of the programs and include costs for relocation of employees and equipment and training. Pre-tax savings in 1999 will be approximately $80 million and, after completion of the programs, are expected to be approximately $145 million annually.

    The key elements of the $530 million restructuring programs include:

                                                        SEVERANCE       CONTRACT       ASSETS TO BE     OTHER EXIT
IN MILLIONS                                           AND BENEFITS    TERMINATIONS      DISPOSED OF        COSTS        TOTAL
----------------------------------------------------  -------------  ---------------  ---------------  -------------  ---------

Sales force reorganizations.........................    $      37       $       3                                     $      40

Distribution reorganizations........................           16               8        $       9                           33

Staff reductions....................................           83                                3                           86

Manufacturing cost reduction initiatives............           22                                8                           30

Plant closures......................................           46               3              217       $      15          281

Product line rationalizations.......................            4               4               20              32           60
                                                            -----             ---            -----             ---    ---------

Total restructuring charges.........................    $     208       $      18        $     257       $      47    $     530
                                                            -----             ---            -----             ---    ---------
                                                            -----             ---            -----             ---    ---------

- Sales force reorganizations consist of $35 million for the Nabisco Biscuit Company to reorganize its direct store delivery sales force to improve its effectiveness and $5 million for the International Food Group, principally Latin America.

- Distribution reorganizations consist of plans to exit a number domestic and international distribution and warehouse facilities, principally $19 million for the Nabisco Biscuit Company and $14 million for the International Food Group.

- Headquarters and operating unit staff reductions consist of realignments, functional consolidations and eliminations of positions throughout the Company. Amounts are: $37 million for the U.S. Foods Group; $26 million for International headquarters, Canada and other foreign units; $15 million for corporate headquarters; and $8 million for the Nabisco Biscuit Company.

- Manufacturing cost reduction initiatives consist of a number of domestic and international programs to increase productivity, principally $19 million for the Nabisco Biscuit Company and $7 million for Canada.

- Plant closure accruals are for the closure and future sale of 18 production facilities in order to improve manufacturing efficiencies and reduce costs. Amounts are: Nabisco Biscuit Company $217 million; U.S. Foods Group $12 million; and International Food Group $52 million. As of

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--OPERATIONS (CONTINUED)
    December 31, 1998, production had ceased in 6 facilities which are being actively marketed for sale. Other exit costs consist of carrying costs to be incurred prior to sale.

- Product line rationalizations consist of exit costs to discontinue a number of domestic and international product lines. Other exit costs are principally write-offs for disposals of various discontinued products. Amounts are: U.S. Foods Group $34 million; Nabisco Biscuit Company $14 million; and International Food Group $12 million.

    As of December 31, 1998, $61 million of charges were applied against restructuring reserves as follows: $34 million for 2,000 employees severed; $3 million for contract terminations; $12 million for assets disposals; and $12 million of other exit costs. Of the charges applied against the restructuring reserves, cash expenditures amounted to $39 million.

1996 RESTRUCTURING CHARGE

    Nabisco recorded a restructuring charge of $428 million ($300 million after tax) in the second quarter of 1996. The restructuring program was undertaken to streamline operations and improve profitability and was substantially completed during 1997. The $428 million restructuring charge required cash expenditures of $238 million. In addition to the restructuring charge, the program required additional 1996 expenditures of $97 million ($57 million after tax) for implementation and integration expenses, principally for relocation of employees and equipment and training. Annual pre-tax savings are approximately $150 million.

    The major cost components of the $428 million restructuring charge (see table below) were for domestic and international severance and benefits related to workforce reductions totaling approximately 5,700 employees, product line rationalization losses resulting from disposals of equipment ($91 million) and packaging materials ($25 million) related to the elimination of more than 300 stock keeping units of slow moving products; losses to write-down the carrying values of several non-strategic product lines prior to sale, including $30 million for intangibles, $3 million for inventory and $2 million for property; contract termination costs related to manufacturing supply and distribution contracts; and losses from disposals of property related to international plant closures and domestic and international facility reorganizations, including $19 million for property, $2 million for plant closure costs and $1 million for the disposal of inventory.

    The major cost components of the restructuring charge, changes in estimates and charges are summarized below. Severance benefits increased $30 million over the original estimate due to higher than anticipated costs associated with the Nabisco Biscuit Company's sales force reorganization. Estimated product line disposals decreased $15 million due to the decision not to sell a small regional brand.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--OPERATIONS (CONTINUED)
Estimated costs for product line rationalizations, contract terminations and facility reorganizations were also changed due to different actual costs.

                                  JUNE 1996    CHANGE IN    ADJUSTED     PAYMENTS      BALANCE      PAYMENTS       BALANCE
IN MILLIONS                       PROVISION    ESTIMATE     PROVISION    & CHARGES    12-31-97      & CHARGES     12-31-98
-------------------------------  -----------  -----------  -----------  -----------  -----------  -------------  -----------
Severance and benefits.........   $     194    $      30    $     224    $    (197)   $      27     $     (25)    $       2
Product line rationalizations..         116            4          120         (117)           3            (3)           --
Product line disposals.........          51          (15)          36          (36)          --            --            --
Contract terminations..........          45          (15)          30          (29)           1            (1)           --
Plant closures and facility
  reorganizations..............          22           (4)          18          (12)           6            (6)           --
                                      -----        -----        -----   -----------         ---           ---         -----
    Total......................   $     428    $      --    $     428    $    (391)   $      37     $     (35)    $       2
                                      -----        -----        -----   -----------         ---           ---         -----
                                      -----        -----        -----   -----------         ---           ---         -----

NOTE 3--ACCOUNTS RECEIVABLE

    Nabisco maintains an arrangement to sell for cash substantially all of its domestic trade accounts receivable to a financial institution. In addition, similar arrangements have been established for the sale of trade accounts receivable by certain foreign subsidiaries.

NOTE 4--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                                            DECEMBER 31,     DECEMBER 31,
IN MILLIONS                                                                     1998             1997
-------------------------------------------------------------------------  ---------------  ---------------
Finished products........................................................     $     457        $     540
Raw materials............................................................           164              182
Other....................................................................           132              143
                                                                                  -----            -----
    Total................................................................     $     753        $     865
                                                                                  -----            -----
                                                                                  -----            -----

NOTE 5--PROPERTY, PLANT AND EQUIPMENT

    Components of property, plant and equipment were as follows:

                                                                             DECEMBER 31,   DECEMBER 31,
IN MILLIONS                                                                      1998           1997
---------------------------------------------------------------------------  -------------  -------------
Land and land improvements.................................................    $     192      $     199
Buildings and leasehold improvements.......................................          937            942
Machinery and equipment....................................................        3,385          3,499
Construction-in-process....................................................          292            390
                                                                                  ------         ------
                                                                                   4,806          5,030
Less accumulated depreciation..............................................       (1,859)        (1,713)
                                                                                  ------         ------
    Net property, plant and equipment......................................    $   2,947      $   3,317
                                                                                  ------         ------
                                                                                  ------         ------

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--NOTES PAYABLE

    Notes payable consist of notes payable to banks by foreign subsidiaries and $9 million of commercial paper borrowings by certain foreign subsidiaries as of December 31, 1998 and $26 million of commercial paper borrowings by Nabisco's Canadian subsidiary as of December 31, 1997. The weighted average interest rate on all notes payable and commercial paper borrowings was 8.0% and 7.6% at December 31, 1998 and 1997, respectively. The weighted average interest rates include borrowing rates in highly inflationary countries, primarily in Latin America and South Africa.

NOTE 7--ACCRUED LIABILITIES

    Accrued liabilities consisted of the following:

                                                                             DECEMBER 31,    DECEMBER 31,
IN MILLIONS                                                                      1998            1997
---------------------------------------------------------------------------  -------------  ---------------
Payroll and employee benefits..............................................    $     274       $     269
Marketing and advertising..................................................          237             217
Restructuring..............................................................          202              33
Insurance..................................................................           50              50
Taxes, other than income taxes.............................................           47              46
Interest...................................................................           70              38
All other..................................................................          117             165
                                                                                  ------           -----
        Nabisco............................................................          997             818
Dividends payable on Common Stock..........................................           46              46
Other accrued liabilities..................................................           --               9
                                                                                  ------           -----
        Nabisco Holdings...................................................    $   1,043       $     873
                                                                                  ------           -----
                                                                                  ------           -----

NOTE 8--INCOME TAXES

    The provision (benefit) for income taxes before extraordinary item consisted of the following:

                                                             YEAR ENDED                YEAR ENDED                YEAR ENDED
                                                            DECEMBER 31,              DECEMBER 31,              DECEMBER 31,
IN MILLIONS                                                     1998                      1997                      1996
----------------------------------------------------  ------------------------  ------------------------  ------------------------
                                                        NABISCO                   NABISCO                   NABISCO
                                                       HOLDINGS      NABISCO     HOLDINGS      NABISCO     HOLDINGS      NABISCO
                                                      -----------  -----------  -----------  -----------  -----------  -----------
Current:
  Federal...........................................   $     158    $     158    $     211    $     211    $     119    $     119
  Foreign and other.................................          70           70           71           71           34           34
                                                           -----        -----        -----        -----        -----        -----
                                                             228          228          282          282          153          153
                                                           -----        -----        -----        -----        -----        -----

Deferred:
  Federal...........................................        (172)        (172)           2            2          (81)         (81)
  Foreign and other.................................         (16)         (16)           9            9           24           24
                                                           -----        -----        -----        -----        -----        -----
                                                            (188)        (188)          11           11          (57)         (57)
                                                           -----        -----        -----        -----        -----        -----

Provision for income taxes..........................   $      40    $      40    $     293    $     293    $      96    $      96
                                                           -----        -----        -----        -----        -----        -----
                                                           -----        -----        -----        -----        -----        -----

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--INCOME TAXES (CONTINUED)
    The components of the deferred income tax (assets) and liabilities at December 31, 1998 and 1997 were as follows:

IN MILLIONS                                                                                       1998         1997
---------------------------------------------------------------------------------------------  -----------  -----------
Current deferred income tax assets:
  Accrued liabilities and other..............................................................   $    (103)   $     (33)
  Valuation allowance........................................................................           5            6
                                                                                               -----------  -----------
      Net current deferred income tax assets.................................................   $     (98)   $     (27)
                                                                                               -----------  -----------

Non-current deferred income tax assets:
  Pension liabilities........................................................................   $     (24)   $     (31)
  Other postretirement liabilities...........................................................        (149)        (150)
  Accrued liabilities and other..............................................................        (134)        (109)
                                                                                               -----------  -----------
      Total non-current deferred income tax assets before valuation allowance................        (307)        (290)
  Valuation allowance, primarily foreign net operating losses................................          82           77
                                                                                               -----------  -----------
      Net non-current deferred income tax assets.............................................        (225)        (213)
                                                                                               -----------  -----------
Non-current deferred income tax liabilities:
  Property, plant and equipment..............................................................         322          336
  Trademarks.................................................................................       1,027        1,059
  Other......................................................................................          38          111
                                                                                               -----------  -----------
      Total non-current deferred income tax liabilities......................................       1,387        1,506
                                                                                               -----------  -----------
      Net non-current deferred income tax liabilities........................................   $   1,162    $   1,293
                                                                                               -----------  -----------
                                                                                               -----------  -----------

    Pre-tax income (loss) before extraordinary item for domestic and foreign operations is shown in the following table:

                                                             YEAR ENDED                YEAR ENDED                YEAR ENDED
                                                            DECEMBER 31,              DECEMBER 31,              DECEMBER 31,
IN MILLIONS                                                     1998                      1997                      1996
----------------------------------------------------  ------------------------  ------------------------  ------------------------
                                                        NABISCO                   NABISCO                   NABISCO
                                                       HOLDINGS      NABISCO     HOLDINGS      NABISCO     HOLDINGS      NABISCO
                                                      -----------  -----------  -----------  -----------  -----------  -----------

Domestic (includes U.S. exports)....................   $     (77)   $     (77)   $     553    $     553    $      --    $      --
Foreign.............................................          46           46          171          171          113          113
                                                           -----        -----        -----        -----        -----        -----
Pre-tax income (loss)...............................   $     (31)   $     (31)   $     724    $     724    $     113    $     113
                                                           -----        -----        -----        -----        -----        -----
                                                           -----        -----        -----        -----        -----        -----

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--INCOME TAXES (CONTINUED)
    The differences between the provision for income taxes and income taxes computed at statutory U.S. federal income tax rates are explained as follows:

                                                             YEAR ENDED                YEAR ENDED                YEAR ENDED
                                                            DECEMBER 31,              DECEMBER 31,              DECEMBER 31,
                                                                1998                      1997                      1996
                                                      ------------------------  ------------------------  ------------------------
                                                        NABISCO                   NABISCO                   NABISCO
                                                       HOLDINGS      NABISCO     HOLDINGS      NABISCO     HOLDINGS      NABISCO
                                                      -----------  -----------  -----------  -----------  -----------  -----------
Reconciliation from statutory rate to effective
  rate:
Income taxes computed at statutory U.S. federal
  income tax rates..................................        35.0%        35.0%        35.0%        35.0%        35.0%        35.0%
State taxes, net of federal benefit.................       (55.3)       (55.3)         2.9          2.9          7.3          7.3
Goodwill amortization...............................       (95.8)       (95.8)         4.2          4.2         32.5         32.5
Taxes on foreign operations at rates other than
  statutory U.S. federal rate.......................       (34.4)       (34.4)        (1.4)        (1.4)        10.2         10.2
Divestitures........................................        18.3         18.3           --           --           --           --
Other items, net....................................         3.8          3.8          (.2)         (.2)          --           --
                                                      -----------  -----------       -----        -----        -----        -----
Effective Tax Rate..................................      (128.4)%     (128.4)%       40.5%        40.5%        85.0%        85.0%
                                                      -----------  -----------       -----        -----        -----        -----
                                                      -----------  -----------       -----        -----        -----        -----

    The reported effective tax rate of (128.4)% in 1998 is higher than the 40.5% rate for 1997 due to the greater impact of non-deductible goodwill amortization relative to income (loss) before taxes, a 31.7% effective tax rate on 1998 restructuring charges, and a 80.9% effective tax rate on the net gain from divestitures in 1998. Excluding the restructuring charges and the net gain from divestitures and their related tax impact, the effective tax rate was 40.5% for 1998.

    The reported tax rate of 85% in 1996 resulted from the greater impact of nondeductible goodwill amortization relative to income before income taxes, which included the June 1996 restructuring charge, and from the 30% effective tax rate on the June 1996 restructuring charge. Excluding the restructuring expense and related tax benefit, the effective tax rate was 41.4% for 1996.

    At December 31, 1998, there was $749 million of accumulated and undistributed income of foreign subsidiaries. These earnings are intended by management to be reinvested abroad indefinitely. Accordingly, no applicable U.S. federal deferred income taxes have been provided nor is a determination of the amount of unrecognized U.S. federal deferred income taxes practicable.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                                                       DECEMBER 31,   DECEMBER 31,
IN MILLIONS                                                                                1998           1997
-------------------------------------------------------------------------------------  -------------  -------------
Commercial paper, average interest rates of 5.7% and 6.2%............................    $     174      $   1,991
8.3% notes due April 15, 1999........................................................          106            106
8.0% notes due January 15, 2000......................................................          148            147
6.24% pound sterling notes due August 12, 2001.......................................          163             --
6.8% notes due September 1, 2001.....................................................           80             80
6.7% notes due June 15, 2002.........................................................          400            400
6.85% notes due June 15, 2005........................................................          400            399
7.05% notes due July 15, 2007........................................................          400            400
5.38% notes due August 26, 2009......................................................          200            200
6.0% notes due February 15, 2011.....................................................          400             --
7.55% debentures due June 15, 2015...................................................          399            399
6.13% notes due February 1, 2033.....................................................          299             --
6.38% notes due February 1, 2035.....................................................          299             --
Other long-term debt.................................................................          269            233
Less current maturities..............................................................         (118)           (21)
                                                                                            ------         ------
  Total..............................................................................    $   3,619      $   4,334
                                                                                            ------         ------
                                                                                            ------         ------

    The payment of long-term debt through December 31, 2003 is due as follows (in millions):
2000-$237; 2001-$275; 2002-$579 and 2003-$32.

    Nabisco Holdings and Nabisco maintain a $1.5 billion revolving credit facility and a 364-day $1.11 billion credit facility primarily to support commercial paper issuances. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a three-year term loan at Nabisco's option. The commitments under the revolving credit facility decline to approximately $1.46 billion on October 31, 2001 for the final year. Borrowings under the revolving credit facility bear interest at rates which vary with the prime rate or LIBOR. Borrowings outstanding under the 364-day credit facility bear interest at rates which vary with LIBOR. At December 31, 1998, the full $1.5 billion was available under the revolving credit facility and $934 million was available under the 364-day credit facility. Similar facilities were in place during 1997 and 1996.

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

    The Nabisco credit facilities limit the ability of Nabisco Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, acquire, sell or dispose of certain assets and securities and engage in certain mergers or consolidations. In addition, certain RJRN credit agreements indirectly limit the issuance of equity securities, beyond certain substantial amounts, by Nabisco and Nabisco Holdings and the sale or disposition of certain of their assets. Nabisco and Nabisco

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--LONG-TERM DEBT (CONTINUED)
Holdings believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    In August 1997, Nabisco issued $200 million of floating rate (5.38% and 5.85% at December 31, 1998 and 1997, respectively) notes due August 2009 which are putable and callable in August 1999. The interest rate for the first two years varies with LIBOR and, unless the notes are put, is set thereafter, at a fixed rate resulting in a yield to maturity of 6.2% plus Nabisco's future credit spread on ten-year treasury notes.

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

    The estimated fair value approximated the carrying amount of long-term debt at December 31, 1998 and 1997. Considerable judgment was required in interpreting market data to develop the estimates of fair value. In addition, the use of different market assumptions and/or estimation methodologies may have had a material effect on the estimated fair value amounts. Accordingly, the estimated fair value of long-term debt as of December 31, 1998 and 1997 is not necessarily indicative of the amounts that Nabisco could realize in a current market exchange.

NOTE 10--RELATED PARTY TRANSACTIONS

GENERAL AND ADMINISTRATIVE COSTS

    Commencing in 1995, RJRN Holdings, RJRN and Nabisco Holdings entered into an agreement to exchange certain administrative services. The net cost of such services to Nabisco Holdings for the years ended December 31, 1998, 1997 and 1996 was not material.

NOTE 11--COMMITMENTS

    At December 31, 1998, other commitments totaled approximately $199 million, principally for minimum operating lease commitments, the purchase of machinery and equipment and other contractual arrangements. Rent expense, including operating leases was $89 million, $84 million and $77 million for the three years ended December 31, 1998, 1997 and 1996, respectively.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--FINANCIAL INSTRUMENTS

INTEREST RATE

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

    At December 31, 1998, outstanding interest rate caps had an aggregate notional principal amount of $700 million and expire in June 1999. The estimated fair values of these financial instruments as of December 31, 1998, and similar financial instruments as of December 31, 1997, were favorable by less than $1 million.

    At December 31, 1998, outstanding interest rate swaps for $565 million notional principal amount had estimated fair values which were favorable by approximately $11 million. These swaps expire as follows: $463 million in 1999; $29 million in 2003; and $73 million in 2004. At December 31, 1997, similar financial instruments for $300 million had estimated fair values which were unfavorable by approximately $1 million.

    In November 1997, Nabisco locked in the value of the anticipated call premium associated with the call option feature included in the $1.0 billion of putable/callable notes issued in January 1998. This was accomplished by selling $900 million of notional principal call options on the yield to maturity for the applicable U.S. Treasury securities on the applicable putable/callable date. Nabisco also sold $600 million notional principal amount of U. S. Treasury securities to lock in the anticipated initial interest rates on these notes. The estimated fair values of these financial instruments as of December 31, 1997 were unfavorable by approximately $16 million and were settled in January 1998 when the notes were issued.

    Estimated fair values for all interest rate financial instruments were based on calculations by independent third parties.

FOREIGN CURRENCY

    At December 31, 1998 and 1997, Nabisco had outstanding forward foreign exchange contracts with banks to purchase and sell an aggregate amount of $21 million and $82 million, respectively. Such contracts were primarily entered into to hedge certain international subsidiary debt. The purpose of Nabisco's foreign currency hedging activities is to protect Nabisco from risk that the eventual dollar cash flows resulting from transactions with international parties will be adversely affected by changes in exchange rates. Based on calculations from independent third parties, the estimated fair value of these financial instruments as of December 31, 1998 was unfavorable by less than $1 million and as of December 31, 1997 was favorable by approximately $2 million.

MARKET AND CREDIT RISK

    The outstanding interest rate and foreign currency financial instruments involve, to varying degrees, elements of market risk as a result of potential changes in interest and foreign currency exchange rates. To the extent that the financial instruments entered into remain outstanding as effective hedges of existing interest rate and foreign currency exposure, the impact of such potential changes in interest rates and foreign currency exchange rates on the financial instruments entered into would offset the related impact on the items being hedged. Also, Nabisco may be exposed to credit losses in the event of non-performance

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--FINANCIAL INSTRUMENTS (CONTINUED) by the counterparties to these financial instruments. However, management continually monitors its positions and the credit rating of its counterparties and therefore, does not anticipate any non-performance.

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

    RJRN Holdings beneficially owns 100% of the Class B Common Stock of Nabisco Holdings which represents 80.5% of the economic interest and 97.6% of the combined voting power of the Common Stock as of December 31, 1998. Any shares of Class B Common Stock disposed of by RJRN shall automatically convert to shares of Class A Common Stock on a share-for-share basis upon such disposition, except for (i) a disposition to RJRN Holdings or one of its subsidiaries or (ii) a disposition effected in connection with a transfer of Class B Common Stock to the stockholders of RJRN Holdings as a dividend intended to be on a tax-free basis in which case the conversion of the Class B Common Stock to Class A Common Stock will be structured as necessary to preserve the tax-free status of the transfer.

    In December 1997, Nabisco Holdings board of directors authorized the repurchase from time to time of up to 2 million shares of Class A Common Stock. As of December 31, 1998, Nabisco Holdings had reacquired 1,250,000 shares, of which, 832,534 shares were used to satisfy awards under the Nabisco Holdings 1994 Long Term Incentive Plan.

    During 1996, 54,981 shares of Class A Common Stock were sold in connection with purchase stock grants awarded under the Nabisco LTIP. The shares were purchased at their fair market value for a total of approximately $2 million by two then current members of the board of directors. At the time of the purchases, one was an executive of Nabisco Holdings and one was an executive and director of RJR Nabisco, Inc. Each of these individuals borrowed the total amount of the purchase price on a secured basis. The borrowings are presented as notes receivable in the Consolidated Statement of Stockholders' Equity.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--STOCKHOLDERS' EQUITY (CONTINUED)
    During 1996, 14,672 shares of Class A Common Stock were awarded under the Nabisco LTIP as restricted stock.

    Nabisco Holdings' dividends are funded from matching dividends paid on the same dates by Nabisco.

STOCK PLANS

    The Nabisco Holdings Corp. 1994 Long Term Incentive Plan (the "Nabisco LTIP") provides for grants of incentive stock options, other stock options, stock appreciation rights, restricted stock, purchase stock, dividend equivalent rights, performance units, performance shares, or other stock-based grants. Awards under the Nabisco LTIP may be granted to key employees of, or other persons having a unique relationship to Nabisco Holdings and its subsidiaries, all as determined by the compensation committee of the board of directors. Members of the compensation committee are ineligible for grants. The maximum number of shares which may be granted in respect of all awards during the term of the Nabisco LTIP is 28.3 million shares of Class A Common Stock. The Nabisco LTIP has limits as to the amount of shares which may be issued. The annually granted stock options have a 15 year term for the 1995 grants and a 10 year term for grants made thereafter. Stock option grants vest over three years, and are exercisable three years after the grant date. The exercise price is the fair market value of the stock at the grant date.

    Directors of Nabisco Holdings who have never been employees of RJRN Holdings or any of its subsidiaries are eligible to be granted options under a separate plan which provides for the issuance of a maximum of 300,000 shares of Class A Common Stock. The option terms are substantially similar to the Nabisco LTIP. Stock option grants during 1998, 1997 and 1996 were 3,600, 6,000 and 7,500 shares, respectively.

    As of December 31, 1998, options for 12,183,572 shares were available for future grant. The changes in stock options under Nabisco Holdings' stock plans are as follows:

                                                 1998                            1997                            1996
                                     -----------------------------   -----------------------------   -----------------------------
                                                  WEIGHTED-AVERAGE                WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                                       OPTIONS     EXERCISE PRICE      OPTIONS     EXERCISE PRICE      OPTIONS     EXERCISE PRICE
                                     -----------  ----------------   -----------  ----------------   -----------  ----------------
Balance outstanding as of January
 1,................................   14,159,527       $30.15         11,727,881       $28.57          8,909,663       $26.77
Granted............................    2,830,983        45.51          2,758,500        37.22          3,114,200        33.83
Exercised..........................     (832,534)       27.50            --           --                 --           --
Cancelled..........................     (643,735)       38.59           (326,854)       33.13           (295,982)       29.73
                                     -----------                     -----------                     -----------
Balance outstanding as of December
 31,...............................   15,514,241       $32.75         14,159,527       $30.15         11,727,881       $28.57
                                     -----------       ------        -----------       ------        -----------       ------
                                     -----------       ------        -----------       ------        -----------       ------
Exercisable at end of year.........    7,805,633       $26.67                 --                              --
                                     -----------       ------        -----------                     -----------
                                     -----------       ------        -----------                     -----------
Weighted-average fair value of
 options granted during the year...  $     14.27                     $     12.55                     $     11.00
                                     -----------                     -----------                     -----------
                                     -----------                     -----------                     -----------

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                            OPTIONS OUTSTANDING
                                                                             -------------------------------------------------
                                                                               NUMBER      WEIGHTED-AVERAGE
                                                                             OUTSTANDING      REMAINING       WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES                                                     AT 12/31/98   CONTRACTUAL LIFE    EXERCISE PRICE
---------------------------------------------------------------------------  -----------   ----------------   ----------------
$24.50 - $27.88............................................................    4,588,154         11.1              $25.66
$28.00 - $32.94............................................................    3,350,949         11.0               28.26
$33.00 - $36.88............................................................    2,554,353          7.2               33.98
$37.00 - $43.31............................................................    2,415,325          8.1               37.22
$44.88 - $52.88............................................................    2,605,460          9.1               45.65
                                                                             -----------
                                                                              15,514,241          9.6              $32.75
                                                                             -----------

    Nabisco Holdings recognizes and measures costs related to employee stock plans utilizing the intrinsic value based method. Had compensation expense been determined based upon the fair value of awards granted during 1998, 1997 and 1996, Nabisco Holdings' net income (loss) and net income (loss) per share amounts would have been as indicated in the table below. Nabisco's net income
(loss) would have been reduced by the same amounts indicated.

                                                                                   YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------------------------------
                                                                      1998                   1997                   1996
                                                              --------------------   --------------------   --------------------
                                                                 AS                     AS                     AS
                                                              REPORTED   PRO FORMA   REPORTED   PRO FORMA   REPORTED   PRO FORMA
                                                              --------   ---------   --------   ---------   --------   ---------
Net income (loss) (in millions).............................   $ (71)      $ (89)     $ 405       $ 387      $  17       $   4
Net income (loss) per share - basic.........................   $(.27)      $(.34)     $1.53       $1.46      $ .06       $ .02
Net income (loss) per share - diluted.......................   $(.27)      $(.34)     $1.51       $1.44      $ .06       $ .02

    For options granted, fair value was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                                                  1998         1997         1996
                                                                                                  -----        -----        -----
Dividend yield...............................................................................         1.7%         1.7%         1.9%
Expected volatility..........................................................................          23%          23%          24%
Risk-free interest rate......................................................................         5.7%         6.6%         6.4%
Expected option life (years).................................................................           7            7            7

NOTE 14--RETIREMENT BENEFITS

    RJRN and its subsidiaries sponsor a number of non-contributory defined benefit pension plans covering most U.S. and certain foreign employees of Nabisco. Additionally, Nabisco and its subsidiaries participate in several (i) multi-employer plans, which provide benefits to certain union employees, and
(ii) defined contribution plans, which provide benefits to certain employees in foreign countries. RJRN

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14--RETIREMENT BENEFITS (CONTINUED) also provides certain other postretirement health and life insurance benefits for retired employees of Nabisco and their dependents.

                                                                               PENSION BENEFITS       OTHER BENEFITS
                                                                             --------------------  --------------------
IN MILLIONS                                                                    1998       1997       1998       1997
---------------------------------------------------------------------------  ---------  ---------  ---------  ---------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at January 1............................................  $   1,718  $   1,559  $     531  $     493
Service cost...............................................................         46         39          6          7
Interest cost..............................................................        114        116         33         36
Plan amendments............................................................         (6)         8         --         --
Actuarial (gain) loss......................................................         (6)       167        (68)        32
Foreign currency exchange..................................................        (15)       (10)        (2)        (2)
Benefits paid..............................................................       (158)      (161)       (40)       (35)
                                                                             ---------  ---------  ---------  ---------
Obligations at December 31.................................................  $   1,693  $   1,718  $     460  $     531
                                                                             ---------  ---------  ---------  ---------
CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1.....................................  $   1,568  $   1,497  $      --  $      --
Actual return on plan assets...............................................        141        203         --         --
Employer contributions.....................................................         40         30         40         35
Plan participants' contributions...........................................          1          1         --         --
Foreign currency exchange..................................................        (16)       (11)        --         --
Benefits paid..............................................................       (153)      (152)       (40)       (35)
Settlements................................................................         (5)        --         --         --
                                                                             ---------  ---------  ---------  ---------
Fair value of plan assets at December 31...................................  $   1,576  $   1,568  $      --  $      --
                                                                             ---------  ---------  ---------  ---------
FUNDED STATUS
Funded status at December 31...............................................  $    (117) $    (150) $    (460) $    (531)
Unrecognized transition asset..............................................         (2)        --         (3)        (6)
Unrecognized prior service cost............................................          5         11         --         --
Unrecognized loss..........................................................         35         45         37        106
                                                                             ---------  ---------  ---------  ---------
Net amount recognized......................................................  $     (79) $     (94) $    (426) $    (431)
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
Prepaid benefit cost.......................................................  $      19  $      18  $      --  $      --
Accrued benefit liability..................................................       (112)      (130)      (426)      (431)
Intangible asset...........................................................          2          3         --         --
Accumulated other comprehensive income.....................................         12         15         --         --
                                                                             ---------  ---------  ---------  ---------
Net amount recognized......................................................  $     (79) $     (94) $    (426) $    (431)
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14--RETIREMENT BENEFITS (CONTINUED)
    Plan assets consist primarily of a diversified portfolio of fixed-income investments, debt and equity securities and cash equivalents. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were as follows:

IN MILLIONS                                                                          1998        1997
--------------------------------------------------------------------------------     -----     ---------
Projected benefit obligation....................................................   $      95   $     126
Accumulated benefit obligation..................................................   $      92   $     122
Fair value of plan assets.......................................................   $      40   $      59

    The components of net periodic benefit cost are as follows:

                                                                            PENSION BENEFITS               OTHER BENEFITS
                                                                     -------------------------------  ------------------------
IN MILLIONS                                                            1998       1997       1996        1998         1997
-------------------------------------------------------------------  ---------  ---------  ---------     -----        -----
Service cost.......................................................  $      46  $      39  $      47   $       6    $       7
Interest cost......................................................        114        116        109          33           36
Expected return on plan assets.....................................       (135)      (129)      (124)         --           --
Amortization of transition (asset) obligation......................         (1)        (1)        (1)         (2)          (3)
Amortization of prior service cost.................................          3          3          1          --           --
Amortization of net (gain) loss....................................         (2)        (2)        --          --           --
Settlement (gain) loss.............................................          2         --         --          --           --
                                                                     ---------  ---------  ---------         ---          ---
Net periodic benefit cost..........................................         27         26         32   $      37    $      40
                                                                                                             ---          ---
                                                                                                             ---          ---
Multi-employer and defined contribution plans......................         32         33         35
                                                                     ---------  ---------  ---------
Total pension benefit cost.........................................  $      59  $      59  $      67
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

IN MILLIONS                                                             1996
-------------------------------------------------------------------     -----
Service cost.......................................................   $       7
Interest cost......................................................          34
Expected return on plan assets.....................................          --
Amortization of transition (asset) obligation......................          (2)
Amortization of prior service cost.................................          --
Amortization of net (gain) loss....................................          --
Settlement (gain) loss.............................................          --
                                                                            ---
Net periodic benefit cost..........................................   $      39
                                                                            ---
                                                                            ---
Multi-employer and defined contribution plans......................
Total pension benefit cost.........................................

    The principal plans used the following weighted average actuarial assumptions for accounting purposes:

                                                                              PENSION BENEFITS       OTHER BENEFITS
                                                                            --------------------  --------------------
AS OF DECEMBER 31,                                                            1998       1997       1998       1997
--------------------------------------------------------------------------  ---------  ---------  ---------  ---------

Discount rate.............................................................        6.9%       7.1%       6.8%       7.1%
Expected return on plan assets............................................        9.3%       9.3%
Rate of compensation increase.............................................        4.7%       4.7%

    The assumed health care cost trend rate was 6% in 1998 and 5.5% in 1999, gradually declining to 5% by the year 2000 and remaining at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in the assumed health care cost trend rates would have had the following impact on 1998 amounts:

                                                                                      1-PERCENTAGE-    1-PERCENTAGE-
                                                                                          POINT            POINT
IN MILLIONS                                                                             INCREASE         DECREASE
-----------------------------------------------------------------------------------  ---------------  ---------------
Increase (decrease) in postretirement benefit cost.................................     $       7        $      (3)
Increase (decrease) in postretirement benefit obligation...........................     $      37        $     (34)

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15--SEGMENT INFORMATION

    The following information is presented in accordance with SFAS No. 131.

OPERATING SEGMENT DATA

    Nabisco Holdings is a holding company whose subsidiaries are engaged in the manufacture, distribution and sale of cookies, crackers, and other food products. Nabisco Holdings is organized and reports its results of operations in three business segments: Nabisco Biscuit, the U.S. Foods Group and the International Food Group which are segregated by both product and geographic area.

    The Company evaluates performance and allocates resources based on operating company contribution which is operating income before amortization of intangibles and exclusive of restructuring charges and before interest and debt expense, other income (expense), net, income taxes and extraordinary items. The accounting policies of the segments are the same as those described in Note 1.

    Nabisco Biscuit manufacturers and markets cookies and crackers in the United States. Its products are sold to major grocery and other large retail chains through its own direct store delivery system. The U.S. Foods Group represents other food operations in the United States and manufactures and markets sauces and condiments, pet snacks, hot cereals, dry mix desserts, gelatins, non-chocolate candy, gum, nuts and salty snacks. It sells to major grocery chains, national drug and mass merchandisers, convenience channels and warehouse clubs through a direct sales force. It also sells to small retail grocery chains and regional mass merchandisers through independent brokers. The International Food Group conducts Nabisco's international operations, outside the United States, primarily in markets in Latin America, Canada, certain markets in Europe, the Middle East, Africa and Asia. The International Food Group primarily produces and markets biscuits, powdered dessert and dry mixes, baking powder, pasta, juices, milk products and other grocery items.

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
IN MILLIONS                                                                          1998       1997       1996
---------------------------------------------------------------------------------  ---------  ---------  ---------
Net sales from external customers:
  Nabisco Biscuit................................................................  $   3,542  $   3,545  $   3,677
  U.S. Foods Group...............................................................      2,334      2,604      2,638
  International Food Group.......................................................      2,524      2,585      2,574
                                                                                   ---------  ---------  ---------
  Total..........................................................................  $   8,400  $   8,734  $   8,889
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Operating company contribution:
  Nabisco Biscuit................................................................  $     500  $     691  $     542
  U.S. Food Group................................................................        335        386        346
  International Food Group.......................................................        210        231        242
                                                                                   ---------  ---------  ---------
  Total..........................................................................  $   1,045  $   1,308  $   1,130
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15--SEGMENT INFORMATION (CONTINUED)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
IN MILLIONS                                                                          1998       1997       1996
---------------------------------------------------------------------------------  ---------  ---------  ---------
Depreciation:
  Nabisco Biscuit................................................................  $     146  $     148  $     149
  U.S. Food Group................................................................         46         49         49
  International Food Group.......................................................         81         80         72
                                                                                   ---------  ---------  ---------
  Total..........................................................................  $     273  $     277  $     270
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    A reconciliation of segment operating company contribution to consolidated income (loss) before income taxes is as follows:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
IN MILLIONS                                                                           1998       1997       1996
----------------------------------------------------------------------------------  ---------  ---------  ---------
Segment operating company contribution............................................  $   1,045  $   1,308  $   1,130
Restructuring charges.............................................................       (530)        --       (428)
Amortization of trademarks and goodwill...........................................       (221)      (226)      (228)
                                                                                    ---------  ---------  ---------
Consolidated operating income.....................................................        294      1,082        474
Interest and debt expense.........................................................       (296)      (326)      (329)
Other income (expense), net.......................................................        (29)       (32)       (32)
                                                                                    ---------  ---------  ---------
Income (loss) before income taxes.................................................  $     (31) $     724  $     113
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Capital expenditures:
  Nabisco Biscuit.................................................................  $     188  $     206  $     190
  U.S. Food Group.................................................................         49         64         89
  International Food Group........................................................        103        122        158
                                                                                    ---------  ---------  ---------
  Total...........................................................................  $     340  $     392  $     437
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------


                                                                                     AS OF DECEMBER 31,
                                                                                    --------------------
IN MILLIONS                                                                           1998       1997
----------------------------------------------------------------------------------  ---------  ---------
Segment assets:
  Nabisco Biscuit.................................................................  $   2,124  $   2,275
  U.S. Foods Group................................................................        840      1,117
  International Food Group........................................................      2,579      2,751
                                                                                    ---------  ---------
  Total Segment Assets............................................................      5,543      6,143
  Unallocated intangibles, net (1)................................................      5,574      5,974
                                                                                    ---------  ---------
  Consolidated assets.............................................................  $  11,117  $  12,117
                                                                                    ---------  ---------
                                                                                    ---------  ---------

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15--SEGMENT INFORMATION (CONTINUED)
GEOGRAPHIC SEGMENT INFORMATION

                                                                              NET SALES                 NET PROPERTY
                                                                      YEARS ENDED DECEMBER 31,          DECEMBER 31,
                                                                   -------------------------------  --------------------
IN MILLIONS                                                          1998       1997       1996       1998       1997
-----------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
United States....................................................  $   5,876  $   6,149  $   6,315  $   2,023  $   2,315
Latin America....................................................      1,428      1,438      1,442        550        579
Other............................................................      1,096      1,147      1,132        374        423
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   $   8,400  $   8,734  $   8,889  $   2,947  $   3,317
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------

------------------------

(1) Represents unallocated goodwill, trademarks and tradename resulting from the 1989 acquisition of RJRN.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of 1998 and 1997 quarterly results of operations and per share data for Nabisco Holdings:

(IN MILLIONS, EXCEPT PER SHARE DATA)                                            FIRST     SECOND      THIRD     FOURTH
                                                                              ---------  ---------  ---------  ---------
1998(1)
  Net sales.................................................................  $   1,962  $   2,131  $   2,098  $   2,209
  Gross profit..............................................................        837        944        932      1,004
  Operating income (loss)...................................................        182       (210)       184        138
  Net income (loss).........................................................         55       (200)        55         19
PER SHARE DATA:
  Net income (loss).........................................................  $     .21  $    (.76) $     .21  $     .07
  Net income (loss) - diluted...............................................        .21       (.76)       .21        .07
  Dividends declared........................................................       .175       .175       .175       .175
  Market price
    High....................................................................     50 3/8     54 1/4    39 3/16     42 3/8
    Low.....................................................................         38     34 7/8     31 3/4     33 3/4


                                                                                FIRST     SECOND      THIRD     FOURTH
                                                                              ---------  ---------  ---------  ---------
1997(2)
  Net sales.................................................................  $   1,905  $   2,191  $   2,203  $   2,435
  Gross profit..............................................................        796        952        954      1,082
  Operating income..........................................................        196        264        244        378
  Income before extraordinary item..........................................         64        103         92        172
  Net income................................................................         64        103         92        146
PER SHARE DATA:
  Income before extraordinary item..........................................  $     .24  $     .39  $     .35  $     .65
  Income before extraordinary item - diluted................................        .24        .39        .34        .64
  Net income................................................................        .24        .39        .35        .55
  Net income - diluted......................................................        .24        .39        .34        .54
  Dividends declared........................................................       .155       .175       .175       .175
  Market price
    High....................................................................     44 1/2     43 1/2     43 7/8     48 1/2
    Low.....................................................................     36 1/2         36     37 1/2     39 1/2

------------------------

(1) The second quarter of 1998 includes a $406 million ($268 million after tax or $1.01 per share) restructuring charge and $6 million expense ($4 million after tax or $.02 per share) of restructuring related expenses.

   The third quarter of 1998 includes a net gain of $14 million ($2 million after tax or $.01 per share) from divestitures and $15 million ($8 million after tax or $.03 per share) of restructuring related expenses.

   The fourth quarter of 1998 includes a $124 million ($94 million after tax or $0.35 per share) restructuring charge and $35 million ($21 million after tax or $.08 per share) of restructuring related expenses.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)
(2) The second quarter of 1997 includes a $32 million gain ($19 million after tax or $.07 per share) from the sale of certain regional brands and $31 million expense ($18 million after tax or $.07 per share) which includes the $14 million provision for an additional write-down of the Plush Pippin frozen pie business held for sale; $10 million expense for severance and benefits related to the reorganization of the U.S. Foods Group selling organization; and $7 million of exit costs resulting from the relocation of Nabisco International's headquarters from New York City to New Jersey.

NOTE 17--SUBSEQUENT EVENTS (UNAUDITED)

    As of February 28, 1999, Brazil's currency, the REAL, suffered a devaluation of approximately 68% from December 31, 1998, compared to the U.S. dollar, which resulted in an unfavorable cumulative translation adjustment of approximately $150 million.

    On March 9, 1999, RJRN Holdings announced that its subsidiaries RJRN and R.J. Reynolds Tobacco Company, entered into a definitive agreement to sell the international tobacco business and that the board of directors of RJRN Holdings had approved a plan to separate the domestic tobacco business conducted by R.J. Reynolds Tobacco Company from the food business conducted by Nabisco. Under the plan, the separation of the business will be accomplished through a tax-free spin-off to RJRN Holdings shareholders of shares in the domestic tobacco business.

    Upon completion of the spin-off, RJRN Holdings will continue to exist as a holding company, owning 80.5% of Nabisco Holdings, and will be renamed Nabisco Group Holdings. Nabisco Group Holdings and Nabisco Holdings will each continue to trade as separate companies on the New York Stock Exchange. The separation is subject to final approval and is expected to occur following completion of the sale of RJRN Holdings' international tobacco business.

    Nabisco Holdings' relationship with RJRN Holdings and RJRN is governed by agreements entered into in connection with Nabisco Holdings' initial public offering of Class A Common Stock completed on January 26, 1995, including a corporate services agreement, a corporate agreement and a tax-sharing agreement. It is possible that the spin-off will require the amendment or termination of these agreements, but it is not anticipated that any amendments or terminations will have a material effect on Nabisco Holdings' or Nabisco's financial position or results of operations.

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                                   DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------

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

    *3.2(a)   Amended Bylaws of Nabisco Holdings Corp., as amended effective February 4, 1999.

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

    10.1      Credit Agreement (the "Revolving Credit Agreement"), dated as of October 31, 1996, among Nabisco
              Holdings Corp., Nabisco, Inc. and the lending institutions parties thereto (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K of Nabisco Holdings Corp. and Nabisco, Inc.
              for the fiscal year ended December 31, 1996, filed March 10, 1997, (the "1996 Nabisco Form 10-K")).

    10.2      Credit Agreement (the "364 Day Facility"), dated as of October 31, 1996, among Nabisco Holdings
              Corp., Nabisco, Inc., and the lending institutions parties thereto (incorporated by reference to
              Exhibit 10.2 to the 1996 Nabisco Form 10-K).

    10.3      First Amendment dated as of September 18, 1997, for the 364 Day Facility (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K of Nabisco Holdings Corp. and Nabisco, Inc. for the
              fiscal year ended December 31, 1997, filed March 10, 1998).

    10.3(a)   First Amendment to the Revolving Credit Agreement and the Second Amendment to the 364 Day Facility,
              dated May 19, 1998, among Nabisco Holdings Corp., Nabisco, Inc. and the lending institutions parties thereto (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of Nabisco
              Holdings Corp. and Nabisco, Inc. for the fiscal quarter ended June 30, 1998, filed August 14, 1998
              (the "June 1998 Nabisco Form 10-Q")).

    10.3(b)   Third Amendment to the 364 Day Facility, dated September 25, 1998, among Nabisco Holdings Corp.,
              Nabisco Inc. and the lending institutions parties thereto (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of Nabisco Holdings Corp. and Nabisco, Inc. for the fiscal quarter ended September 30, 1998, filed November 12, 1998).

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

  EXHIBIT
    NO.                                                   DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
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

    10.10(i)  Form of Performance Unit Agreement between Nabisco Holdings Corp. and the Executive named therein
              (1998; one-year period) dated as of March 5, 1998 (incorporated by reference to Exhibit 10.1 to
              Quarterly Report on Form 10-Q of Nabisco Holdings Corp. and Nabisco, Inc. for the fiscal quarter ended March 31, 1998, filed May 8, 1998 (the "March 1998 Nabisco Form 10-Q")).

    10.10(j)  Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and James M. Kilts, dated as of January 2, 1998 (incorporated by reference to Exhibit 10.2 to the March 1998 Nabisco Form 10-Q).

  EXHIBIT
    NO.                                                   DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
    10.10(k)  Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and James M. Kilts, dated as of
              January 2, 1998 (incorporated by reference to Exhibit 10.3 to the March 1998 Nabisco Form 10-Q).

    10.10(l)  Restricted Stock Equivalent Agreement between Nabisco Holdings Corp. and James M. Kilts, dated as of
              January 2, 1998 (incorporated by reference to Exhibit 10.4 to the March 1998 Nabisco Form 10-Q).

    10.10(m)  Form of Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and the optionee named therein (1998 grant) (incorporated by reference to Exhibit 10.5 to the March 1998 Nabisco Form
              10-Q).

    10.10(n)  Letter Agreement by and among Nabisco Holdings Corp., Nabisco, Inc., RJR Nabisco Holdings Corp, RJR
              Nabisco, Inc. and H. John Greeniaus, dated as of January 21, 1998 (incorporated by reference to
              Exhibit 10.6 to the March 1998 Nabisco Form 10-Q).

    10.10(o)  Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and Steven F. Goldstone, dated as of January 15, 1998 (incorporated by reference to Exhibit 10.7 to the March 1998 Nabisco Form
              10-Q).

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

   *10.12(a)  Amended and Restated Deferred Compensation Plan for NHC Directors (effective November 16, 1998).

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

    10.14(a)  Special Addendum, dated December 20, 1988 (incorporated by reference to Exhibit 10(d)(ii) to the
              Annual Report on Form 10-K of RJR Nabisco Holdings Corp. and RJR Nabisco, Inc. for the fiscal year ended December 31, 1988, file numbers 1-10215 and 1-6388, filed on March 9, 1989, as amended through
              April 14, 1989 (the "1988 RJRN Form 10-K")).

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

    10.17     Amendment No. 1 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to
              Exhibit 10(g)(ii) to the 1988 RJRN Form 10-K).

    10.17(a)  Amendment No. 2 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to
              Exhibit 10(g)(iii) to the 1988 RJRN Form 10-K).

    10.18     Excess Benefit Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR
              Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.21 to the Form S-4, Registration No. 33-27894).

  EXHIBIT
    NO.                                                   DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
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

  EXHIBIT
    NO.                                                   DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
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

  EXHIBIT
    NO.                                                   DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
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

    10.46(c)  Form of Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and the Director named therein dated as of April 17, 1997 (incorporated by reference to Exhibit 10.2 to the March 1997
              Nabisco Form 10-Q).

    10.46(d)  Form of Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and the Director named therein, dated April 15, 1998 (1998 annual grant) (incorporated by reference to Exhibit 10.2 to the
              June 1998 Nabisco Form 10-Q).

   *12.       Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges/Deficiency in the Coverage of Fixed
              Charges by Earnings Before Fixed Charges for the year ended December 31, 1998.

   *21.       Subsidiaries of the Registrants.

   *23.       Consent of Independent Auditors.

   *24.       Power of Attorney.

   *27.1      Nabisco Holdings Corp. Financial Data Schedule.

   *27.2      Nabisco, Inc. Financial Data Schedule.

------------------------

*   Filed herewith.