Form 10-Q
period 1999-03-31
NABISCO HOLDINGS CORP; NABISCO INC
filed 1999-05-04
CIK 932130, 69526

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: APRIL 27, 1999:

     NABISCO HOLDINGS CORP.:  51,603,940 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
                              213,250,000 SHARES OF CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE
              NABISCO, INC.:  100 SHARES OF COMMON STOCK, PAR VALUE $2.50 PER SHARE

                              -------------------

    NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                                  PAGE
                                                                                                               -----------
PART I--FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Condensed Statements of Income--Three Months Ended March 31, 1999 and 1998.........           1

             Consolidated Condensed Statements of Comprehensive Income--Three Months Ended March 31, 1999 and
               1998..........................................................................................           2

             Consolidated Condensed Statements of Cash Flows--Three Months Ended March 31, 1999 and 1998.....           3

             Consolidated Condensed Balance Sheets--March 31, 1999 and December 31, 1998.....................           4

             Notes to Consolidated Condensed Financial Statements............................................           5

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........           8

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk......................................          12

PART II--OTHER INFORMATION

  Item 4.    Submission of Matters to a Vote of Security Holders.............................................          14

  Item 6.    Exhibits and Reports on Form 8-K................................................................          14

  Signatures.................................................................................................          15

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                   THREE MONTHS             THREE MONTHS
                                                                                       ENDED                    ENDED
                                                                                  MARCH 31, 1999           MARCH 31, 1998
                                                                              -----------------------  -----------------------
                                                                               NABISCO                  NABISCO
                                                                               HOLDINGS     NABISCO     HOLDINGS     NABISCO
                                                                              ----------  -----------  ----------  -----------
NET SALES...................................................................  $    1,855   $   1,855   $    1,962   $   1,962
                                                                              ----------  -----------  ----------  -----------
Costs and expenses:
  Cost of products sold.....................................................       1,027       1,027        1,125       1,125
  Selling, advertising, administrative and general expenses.................         641         641          599         599
  Amortization of trademarks and goodwill...................................          53          53           56          56
                                                                              ----------  -----------  ----------  -----------
      OPERATING INCOME......................................................         134         134          182         182
Interest and debt expense...................................................         (65)        (65)         (80)        (80)
Other income (expense), net.................................................         (10)        (10)          (9)         (9)
                                                                              ----------  -----------  ----------  -----------
      Income before income taxes............................................          59          59           93          93
Provision for income taxes..................................................          23          23           38          38
                                                                              ----------  -----------  ----------  -----------
      NET INCOME............................................................  $       36   $      36   $       55   $      55
                                                                              ----------  -----------  ----------  -----------
                                                                              ----------  -----------  ----------  -----------
NET INCOME PER COMMON SHARE--BASIC..........................................  $      .14               $      .21
                                                                              ----------               ----------
                                                                              ----------               ----------

NET INCOME PER COMMON SHARE--DILUTED........................................  $      .13               $      .21
                                                                              ----------               ----------
                                                                              ----------               ----------

DIVIDENDS DECLARED PER COMMON SHARE.........................................  $    .1875               $     .175
                                                                              ----------               ----------
                                                                              ----------               ----------

Average number of common shares outstanding (in thousands):
  Basic.....................................................................     264,736                  264,266
                                                                              ----------               ----------
                                                                              ----------               ----------
  Diluted...................................................................     267,042                  267,263
                                                                              ----------               ----------
                                                                              ----------               ----------

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                           NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN MILLIONS)

                                                                                   THREE MONTHS             THREE MONTHS
                                                                                       ENDED                    ENDED
                                                                                  MARCH 31, 1999           MARCH 31, 1998
                                                                              -----------------------  -----------------------
                                                                               NABISCO                  NABISCO
                                                                               HOLDINGS     NABISCO     HOLDINGS     NABISCO
                                                                              ----------  -----------  ----------  -----------
NET INCOME..................................................................  $       36   $      36   $       55   $      55
Other comprehensive income:
  Foreign currency translation..............................................        (135)       (135)         (11)        (11)
                                                                              ----------  -----------  ----------  -----------
Other comprehensive income (loss) before income taxes.......................        (135)       (135)         (11)        (11)
  Provision (benefit) for income taxes......................................          --          --           --          --
                                                                              ----------  -----------  ----------  -----------
OTHER COMPREHENSIVE INCOME (LOSS) NET OF INCOME TAX.........................        (135)       (135)         (11)        (11)
                                                                              ----------  -----------  ----------  -----------
Comprehensive income (loss).................................................  $      (99)  $     (99)  $       44   $      44
                                                                              ----------  -----------  ----------  -----------
                                                                              ----------  -----------  ----------  -----------

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                 THREE MONTHS              THREE MONTHS
                                                                                    ENDED                     ENDED
                                                                                MARCH 31, 1999            MARCH 31, 1998
                                                                           ------------------------  ------------------------
                                                                             NABISCO                   NABISCO
                                                                            HOLDINGS      NABISCO     HOLDINGS      NABISCO
                                                                           -----------  -----------  -----------  -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income.............................................................   $      36    $      36    $      55    $      55
  Adjustments to reconcile net income to net cash flows from operating activities:
      Depreciation of property, plant and equipment......................          67           67           68           68
      Amortization of intangibles........................................          53           53           56           56
      Deferred income tax provision......................................          16           16           22           22
      Restructuring payments.............................................         (18)         (18)          --           --
      Accounts receivable, net...........................................          (8)          (8)          26           26
      Inventories........................................................         (73)         (73)         (17)         (17)
      Prepaid expenses...................................................          (1)          (1)         (19)         (19)
      Accounts payable...................................................        (172)        (172)        (216)        (216)
      Accrued liabilities................................................         (48)         (46)         (74)         (87)
      Income taxes accrued...............................................          (4)          (4)         (39)         (39)
      Other, net.........................................................           3            3           (4)          (4)
                                                                                -----        -----        -----        -----
    Net cash flows (used in) operating activities........................        (149)        (147)        (142)        (155)
                                                                                -----        -----        -----        -----
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures...................................................         (47)         (47)         (78)         (78)
  Other, net.............................................................           2            2            3            3
                                                                                -----        -----        -----        -----
    Net cash flows (used in) investing activities........................         (45)         (45)         (75)         (75)
                                                                                -----        -----        -----        -----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from the issuance of long-term debt.......................         233          233          999          999
  Repayments of long-term debt...........................................          (7)          (7)        (804)        (804)
  Increase in notes payable..............................................           5            5           44           44
  Proceeds from the sale of call options on long-term debt...............          --           --           41           41
  Dividends paid on common stock.........................................         (46)         (46)         (46)         (46)
  Net proceeds from issuance of Class A common stock.....................           2           --           15           --
  Repurchases of Class A common stock....................................          --           --          (26)          --
                                                                                -----        -----        -----        -----
    Net cash flows from financing activities.............................         187          185          223          234
                                                                                -----        -----        -----        -----
Effect of exchange rate changes on cash and cash equivalents.............          (6)          (6)          (4)          (4)
                                                                                -----        -----        -----        -----
    Net change in cash and cash equivalents..............................         (13)         (13)           2           --
Cash and cash equivalents at beginning of period.........................         111          111          127          127
                                                                                -----        -----        -----        -----
Cash and cash equivalents at end of period...............................   $      98    $      98    $     129    $     127
                                                                                -----        -----        -----        -----
                                                                                -----        -----        -----        -----

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                            MARCH 31, 1999        DECEMBER 31, 1998
                                                                        ----------------------  ----------------------
                                                                          NABISCO                 NABISCO
                                                                         HOLDINGS     NABISCO    HOLDINGS     NABISCO
                                                                        -----------  ---------  -----------  ---------
ASSETS
Current assets:
  Cash and cash equivalents...........................................   $      98   $      98   $     111   $     111
  Accounts receivable, net............................................         482         482         506         506
  Deferred income taxes...............................................          80          80          98          98
  Inventories.........................................................         803         803         753         753
  Prepaid expenses....................................................          69          68          70          69
                                                                        -----------  ---------  -----------  ---------
      TOTAL CURRENT ASSETS............................................       1,532       1,531       1,538       1,537
                                                                        -----------  ---------  -----------  ---------
Property, plant and equipment--at cost................................       4,737       4,737       4,806       4,806
Less accumulated depreciation.........................................      (1,878)     (1,878)     (1,859)     (1,859)
                                                                        -----------  ---------  -----------  ---------
  Net property, plant and equipment...................................       2,859       2,859       2,947       2,947
                                                                        -----------  ---------  -----------  ---------
Trademarks, net of accumulated amortization of $1,129 and $1,102,
  respectively........................................................       3,335       3,335       3,368       3,368
Goodwill, net of accumulated amortization of $933 and
  $910, respectively..................................................       3,132       3,132       3,182       3,182
Other assets and deferred charges.....................................          86          86          82          82
                                                                        -----------  ---------  -----------  ---------
                                                                         $  10,944   $  10,943   $  11,117   $  11,116
                                                                        -----------  ---------  -----------  ---------
                                                                        -----------  ---------  -----------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.......................................................   $      67   $      67   $      68   $      68
  Accounts payable....................................................         239         239         407         407
  Accrued liabilities.................................................         960         910       1,043         997
  Intercompany payable to Nabisco Holdings............................          --          12          --           5
  Current maturities of long-term debt................................         265         265         118         118
  Income taxes accrued................................................         115         115         111         111
                                                                        -----------  ---------  -----------  ---------
      TOTAL CURRENT LIABILITIES.......................................       1,646       1,608       1,747       1,706
                                                                        -----------  ---------  -----------  ---------
Long-term debt (less current maturities)..............................       3,692       3,692       3,619       3,619
Other noncurrent liabilities..........................................         706         706         704         704
Deferred income taxes.................................................       1,161       1,161       1,162       1,162
Stockholders' equity:
  Class A common stock (51,537,723 and 51,434,872 shares issued and outstanding at March 31, 1999 and December 31, 1998,
    respectively).....................................................           1          --           1          --
  Class B common stock (213,250,000 shares issued and outstanding at
    March 31, 1999 and December 31, 1998).............................           2          --           2          --
  Paid-in capital.....................................................       4,092       4,141       4,092       4,141
  Retained earnings (deficit).........................................         (21)        (45)         (5)        (31)
  Treasury stock, at cost.............................................         (13)         --         (18)         --
  Accumulated other comprehensive income..............................        (320)       (320)       (185)       (185)
  Notes receivable on common stock purchases..........................          (2)         --          (2)         --
                                                                        -----------  ---------  -----------  ---------
      TOTAL STOCKHOLDERS' EQUITY......................................       3,739       3,776       3,885       3,925
                                                                        -----------  ---------  -----------  ---------
                                                                         $  10,944   $  10,943   $  11,117   $  11,116
                                                                        -----------  ---------  -----------  ---------
                                                                        -----------  ---------  -----------  ---------

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

    Certain prior year amounts have been reclassified to conform to the 1999 presentation.

    In management's opinion, the accompanying unaudited consolidated condensed financial statements (the "Consolidated Condensed Financial Statements") of Nabisco Holdings Corp. ("Nabisco Holdings") and Nabisco, Inc. ("Nabisco" together with Nabisco Holdings, the "Companies") contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Nabisco Holdings and Nabisco for the year ended December 31, 1998.

1998 RESTRUCTURING CHARGES

    In the second and fourth quarters of 1998, Nabisco recorded restructuring charges of $406 million ($268 million after tax) and $124 million ($94 million after tax), respectively. These restructuring programs were undertaken to streamline operations and improve profitability and will result in a workforce reduction of approximately 6,500 employees of which 3,825 positions were eliminated as of March 31, 1999. The restructuring programs will require cash expenditures of approximately $205 million. In addition, the programs will require additional expenses of approximately $134 million. $71 million ($42 million after tax) was incurred since the programs' inception, of which $15 million ($9 million after tax) was incurred in the first quarter of 1999. These additional expenses are principally for implementation and integration of the programs and include costs for relocation of employees and equipment and training. Pre-tax savings in 1999 will be approximately $80 million and, after completion of the programs, are expected to be approximately $145 million annually.

    The key elements of the $530 million restructuring programs include:

                                                        SEVERANCE       CONTRACT       ASSETS TO BE     OTHER EXIT
IN MILLIONS                                           AND BENEFITS    TERMINATIONS      DISPOSED OF        COSTS        TOTAL
----------------------------------------------------  -------------  ---------------  ---------------  -------------  ---------
Sales force reorganizations.........................    $      37       $       3        $      --       $      --    $      40
Distribution reorganizations........................           16               8                9                           33
Staff reductions....................................           83                                3                           86
Manufacturing cost reduction initiatives............           22                                8                           30
Plant closures......................................           46               3              217              15          281
Product line rationalizations.......................            4               4               20              32           60
                                                            -----             ---            -----             ---    ---------
    Total restructuring reserves....................          208              18              257              47          530
                                                            -----             ---            -----             ---    ---------
Charges and Payments:
Year ended December 31, 1998........................           34               3               12              12           61
Three months ended March 31, 1999...................           17               1                9               6           33
                                                            -----             ---            -----             ---    ---------
    Total charges and payments......................           51               4               21              18           94
                                                            -----             ---            -----             ---    ---------
March 31, 1999 Balance..............................    $     157       $      14        $     236       $      29    $     436
                                                            -----             ---            -----             ---    ---------
                                                            -----             ---            -----             ---    ---------

    The charges applied against the restructuring reserves included cash expenditures of $57 million, $16 million of which was incurred in the first quarter of 1999.

- Sales force reorganizations consist of $35 million for Biscuit to reorganize its direct store delivery sales force to improve its effectiveness and $5 million for the International Food Group, principally Latin America.

- Distribution reorganizations consist of plans to exit a number of domestic and international distribution and warehouse facilities, principally $19 million for Biscuit and $14 million for the International Food Group.

- Headquarters and operating unit staff reductions consist of realignments, functional consolidations and eliminations of positions throughout the Company. Amounts are: $37 million for the U.S. Foods Group; $26 million for International headquarters, Canada and other foreign units; $15 million for corporate headquarters; and $8 million for Biscuit.

- Manufacturing cost reduction initiatives consist of a number of domestic and international programs to increase productivity, principally $19 million for Biscuit and $7 million for Canada.

- Plant closure accruals are for the closure and future sale of 18 production facilities in order to improve manufacturing efficiencies and reduce costs. Amounts are: Biscuit $217 million; U.S. Foods Group $12 million; and International Food Group $52 million. As of March 31, 1999, production had ceased in 6 facilities which are being actively marketed for sale. Other exit costs consist of carrying costs to be incurred prior to sale.

- Product line rationalizations consist of exit costs to discontinue a number of domestic and international product lines. Other exit costs are principally write-offs for disposals of various discontinued products. Amounts are: U.S. Foods Group $34 million; Biscuit $14 million; and International Food Group $12 million.

1996 RESTRUCTURING CHARGE

    The 1996 restructuring program undertaken to streamline operations and improve profitability has been completed and the $2 million balance remaining at December 31, 1998 for severance costs was paid during the first quarter of 1999.

NOTE 2--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                                                           MARCH 31,    DECEMBER 31,
IN MILLIONS                                                                                  1999           1998
----------------------------------------------------------------------------------------  -----------  ---------------
Finished products.......................................................................   $     472      $     457
Raw materials...........................................................................         202            164
Other...................................................................................         129            132
                                                                                               -----          -----
                                                                                           $     803      $     753
                                                                                               -----          -----
                                                                                               -----          -----

NOTE 3--SEGMENT INFORMATION

OPERATING SEGMENT DATA

    Nabisco Holdings is a holding company whose subsidiaries are engaged in the manufacture, distribution and sale of cookies, crackers and other food products. Nabisco Holdings is organized and reports its results of operations in three business segments: Biscuit, the U.S. Foods Group and the International Food Group which are segregated by both product and geographic area.

                                                                                                THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                          -------------------------
IN MILLIONS                                                                                  1999          1998
----------------------------------------------------------------------------------------  -----------  ------------
Net sales from external customers:
  Biscuit...............................................................................   $     867    $      850
  U.S. Foods Group......................................................................         435           407
  International Food Group..............................................................         553           580
                                                                                          -----------  ------------
      Total ongoing.....................................................................       1,855         1,837
                                                                                          -----------  ------------
  U.S. Foods Group......................................................................          --           123
  International Food Group..............................................................          --             2
                                                                                          -----------  ------------
      Total divested....................................................................          --           125
                                                                                          -----------  ------------
        Total...........................................................................   $   1,855    $    1,962
                                                                                          -----------  ------------
                                                                                          -----------  ------------
Operating company contribution before restructuring-related expenses:
  Biscuit...............................................................................   $     121    $      143
  U.S. Foods Group......................................................................          49            44
  International Food Group..............................................................          32            32
                                                                                          -----------  ------------
      Total ongoing.....................................................................         202           219
                                                                                          -----------  ------------
  U.S. Foods Group......................................................................          --            19
                                                                                          -----------  ------------
      Total divested....................................................................          --            19
                                                                                          -----------  ------------
Segment operating company contribution before restructuring-related expenses............         202           238
Restructuring-related expenses..........................................................         (15)           --
Amortization of trademarks and goodwill.................................................         (53)          (56)
                                                                                          -----------  ------------
Consolidated operating income...........................................................         134           182
Interest and debt expense...............................................................         (65)          (80)
Other income (expense), net.............................................................         (10)           (9)
                                                                                          -----------  ------------
Income (loss) before income taxes.......................................................   $      59    $       93
                                                                                          -----------  ------------
                                                                                          -----------  ------------


                                                                                                    AS OF
                                                                                           MARCH 31,   DECEMBER 31,
IN MILLIONS                                                                                  1999          1998
----------------------------------------------------------------------------------------  -----------  ------------
Segment assets:
  Biscuit...............................................................................   $   2,124    $    2,124
  U.S. Foods Group......................................................................         871           840
  International Food Group..............................................................       2,422         2,579
                                                                                          -----------  ------------
  Total segment assets..................................................................       5,417         5,543
  Unallocated intangibles, net (1)......................................................       5,527         5,574
                                                                                          -----------  ------------
  Consolidated assets...................................................................   $  10,944    $   11,117
                                                                                          -----------  ------------
                                                                                          -----------  ------------

------------------------

(1) Represents unallocated goodwill, trademarks and tradename resulting from the 1989 acquisition of RJRN.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of Nabisco Holdings' financial condition and results of operations. The discussion and analysis of the results of operations is divided into separate sections for sales, operating company contribution and operating income. Each section includes information as reported in the historical financial statements, followed by items that management believes impact the comparability of historical results, ongoing results and management's discussion and analysis of ongoing results. Ongoing results are presented on a basis consistent with how the ongoing businesses are managed. They exclude sales, operating company contribution and operating income from divested businesses and restructuring-related expenses that management believes affect the comparability of the results of operations. The ongoing results of operations should not be viewed as a substitute for the historical results of operations but as a tool to better understand the underlying trends in the business. The discussion and analysis of Nabisco Holdings' financial condition and results of operations should be read in conjunction with the historical financial information and the related notes thereto included in the Consolidated Condensed Financial Statements.

    The food business is conducted by the operating subsidiaries of Nabisco Holdings. Nabisco's businesses in the United States are comprised of Biscuit and the U.S. Foods Group. Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" together with Nabisco Ltd, the "International Food Group").

SALES

                                                                                                THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                     -----------------------------------
(IN MILLIONS)                                                                          1999       1998       % CHANGE
-----------------------------------------------------------------------------------  ---------  ---------  -------------
REPORTED NET SALES:

  Biscuit..........................................................................  $     867  $     850            2%
  U.S. Foods Group.................................................................        435        530         (18)%
  International Food Group.........................................................        553        582          (5)%
                                                                                     ---------  ---------
  Total............................................................................  $   1,855  $   1,962          (5)%
                                                                                     ---------  ---------
                                                                                     ---------  ---------
NET SALES FROM DIVESTED BUSINESSES:
  U.S. Foods Group.................................................................  $      --  $     123
  International Food Group.........................................................         --          2
                                                                                     ---------  ---------
  Total............................................................................  $      --  $     125
                                                                                     ---------  ---------
                                                                                     ---------  ---------
NET SALES FROM ONGOING BUSINESSES:
  Biscuit..........................................................................  $     867  $     850            2%
  U.S. Foods Group.................................................................        435        407            7%
  International Food Group.........................................................        553        580          (5)%
                                                                                     ---------  ---------
  Total............................................................................  $   1,855  $   1,837            1%
                                                                                     ---------  ---------
                                                                                     ---------  ---------

    THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON NET SALES FROM ONGOING BUSINESSES.

    -      Biscuit net sales increased 2% reflecting price increases and volume gains in core cookies and crackers partially offset by lower volumes in SnackWell's and breakfast snacks. Net sales increased 4% after adjusting for fewer selling days in the first quarter of 1999.

    -      U.S. Foods Group's net sales increased 7% due to increased volumes from Planters nuts,
           Life Savers candy, and A.1. steak sauces.

    -      International's net sales decreased 5% primarily due to currency devaluation in Brazil and
           Canada, and volume declines in Brazil, Argentina, Colombia and Ecuador partially offset by price increases in Brazil, and volume gains in Canada, Mexico, and the Caribbean.

OPERATING COMPANY CONTRIBUTION

                                                                                                THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                     -----------------------------------
(IN MILLIONS)                                                                          1999       1998       % CHANGE
                                                                                     ---------  ---------  -------------

REPORTED OPERATING COMPANY CONTRIBUTION(1):

  Biscuit..........................................................................  $     108  $     143         (24)%
  U.S. Foods Group.................................................................         48         63         (24)%
  International Food Group.........................................................         31         32          (3)%
                                                                                     ---------  ---------
  Total............................................................................  $     187  $     238         (21)%
                                                                                     ---------  ---------
                                                                                     ---------  ---------

ITEMS EXCLUDED FROM ONGOING OPERATING COMPANY CONTRIBUTION:

  Biscuit..........................................................................  $      --  $      --
    Restructuring-related expenses.................................................        (13)        --
  U.S. Foods Group:
    Restructuring-related expenses.................................................         (1)        --
    Results from divested businesses...............................................         --         19
  International Food Group:
    Restructuring-related expenses.................................................         (1)        --
    Results from divested businesses...............................................         --         --
                                                                                     ---------  ---------
  Total............................................................................  $     (15) $      19
                                                                                     ---------  ---------
                                                                                     ---------  ---------

OPERATING COMPANY CONTRIBUTION FROM ONGOING BUSINESSES:

  Biscuit..........................................................................  $     121  $     143         (15)%
  U.S. Foods Group.................................................................         49         44           11%
  International Food Group.........................................................         32         32           --%
                                                                                     ---------  ---------
  Total............................................................................  $     202  $     219          (8)%
                                                                                     ---------  ---------
                                                                                     ---------  ---------

------------------------

(1) Operating company contribution represents operating income before amortization of trademarks and goodwill and restructuring charges.

THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON OPERATING COMPANY CONTRIBUTION
  FROM ONGOING BUSINESSES:

    -      Biscuit's operating company contribution decreased 15% primarily due to increased marketing spending for core brands and higher costs associated with the implementation of the redesigned direct store delivery sales force. Price increases and lower manufacturing fixed overhead costs resulting from restructuring programs partially offset these higher costs.

    -      U.S. Foods Group's operating company contribution increased 11% as a result of volume gains in Planters nuts, Life Savers candy and A.1. steak sauces. Also contributing to the improvement was the impact of restructuring programs on fixed overhead costs partially offset by increased marketing costs.

    -      International's operating company contribution remained unchanged from a year ago.
           Although earnings increased in Brazil as a result of the elimination of unprofitable product lines and lower fixed overhead costs, the net impact of operations in other Latin
           American countries and Canada offset these gains.

OPERATING INCOME

                                                                                                THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                     -----------------------------------
(IN MILLIONS)                                                                          1999       1998       % CHANGE
                                                                                     ---------  ---------  -------------

REPORTED OPERATING INCOME:
  Total............................................................................  $     134  $     182         (26)%
                                                                                     ---------  ---------
                                                                                     ---------  ---------

OPERATING INCOME EXCLUDED FROM ONGOING BUSINESSES:

    Restructuring-related expenses.................................................  $     (15) $      --
    Results from divested businesses...............................................         --         16
                                                                                     ---------  ---------
  Total............................................................................  $     (15) $      16
                                                                                     ---------  ---------
                                                                                     ---------  ---------

OPERATING INCOME FROM ONGOING BUSINESSES:
                                                                                     ---------  ---------
  Total............................................................................  $     149  $     166         (10)%
                                                                                     ---------  ---------
                                                                                     ---------  ---------

THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON OPERATING INCOME FROM ONGOING
  BUSINESSES:

    -      Nabisco Holdings' operating income was $149 million in the first quarter of 1999, a decrease of 10% from the first quarter 1998 level of $166 million, as a result of the decrease in operating company contribution discussed previously.

INTEREST AND DEBT EXPENSE

    Consolidated interest expense of $65 million in the first quarter of 1999 decreased 19% from the first quarter of 1998, primarily due to the paydown of long-term debt with the net proceeds from businesses sold in the third quarter of 1998.

NET INCOME

    Nabisco Holdings reported net income of $36 million in the first quarter of 1999, a decrease of 35% when compared with net income of $55 million for the first quarter of 1998. This decrease resulted primarily from lower operating income and lower interest and debt expense.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income decreased $143 million to a loss of $99 million in the first quarter of 1999 when compared to income of $44 million for the first quarter of 1998. This decrease was due to higher foreign currency translation losses in 1999 of $124 million and lower 1999 net income of $19 million.

RESTRUCTURING

    The 1998 restructuring programs are proceeding as scheduled. The June 1998 program is expected to be completed in 1999 and the December 1998 program is expected to be completed by mid year 2000. For a further discussion of restructuring programs see Note 1 to the Consolidated Condensed Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows used in operating activities amounted to $149 million for the first quarter of 1999 compared to $142 million for the first quarter of 1998. The increase in net cash flows used in operating activities primarily reflects payments related to restructuring in 1999 and the 1999 decrease in net income partially offset by lower outflow of working capital.

    Cash flows used in investing activities decreased $30 million in the first quarter of 1999 to $45 million from the first quarter of 1998, primarily because of lower capital expenditures.

    Capital expenditures were $47 million in the first quarter of 1999. Management expects that capital expenditures for 1999 will be approximately $200 million, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations will be sufficient to support its planned capital expenditures in 1999.

    Cash flows from financing activities for the first quarter of 1999 decreased $36 million to $187 million from the first quarter of 1998, principally due to the absence in 1999 of proceeds from the sale of call options on long-term debt issued in January 1998 partially offset by Class A treasury stock activity.

    As of March 31, 1999, the $1.5 billion revolving credit facility was unutilized and available to support borrowings. In addition, the 364-day $1.11 billion credit facility was utilized to support outstanding commercial paper borrowings of $407 million, and accordingly, $703 million was available.

    The Companies believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    At March 31, 1999, Nabisco Holdings' total debt (notes payable and long-term debt, including current maturities) and total capital (total debt and total stockholders' equity) amounted to approximately $4.0 billion and $7.8 billion, respectively, of which total debt is higher by $219 million and total capital is higher by $73 million than their respective balances at December 31, 1998. Nabisco Holdings' ratios of total debt to total stockholders' equity and total debt to total capital at March 31, 1999 were 1.1 to 1 and .52 to 1, respectively.

    Nabisco Holdings currently pays regular quarterly dividends on its common stock at an annual rate of $.75 per share. At that rate, the aggregate amount of dividends to be paid would be approximately $196 million during 1999.

FOREIGN MARKET RISK

    Nabisco is exposed to the current volatility of financial markets in Brazil, which impacted the International Food Group's financial position. As of March 31, 1999, Brazil's currency, the REAL, suffered a devaluation of approximately 50% from December 31, 1998, compared to the U.S. Dollar, which resulted in an unfavorable foreign currency translation adjustment of approximately $125 million.

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

    Nabisco is continuing to assess and inventory its financial, information and operational systems, including equipment with embedded microprocessors, and is developing detailed plans for required systems modifications or replacements. The inventory and assessment process for information technology systems ("IT systems") has been completed. Management estimates that this process for non-information technology systems with embedded technology ("non-IT systems") is 97% complete and scheduled to be 100% complete by the end of the second quarter 1999.

    Software remediation is ongoing and, in the case of IT systems, is approximately 98% complete. Management expects this phase of Year 2000 readiness to be complete by the end of the second quarter 1999. In the case of non-IT systems, hardware and software remediation is in its early stages with an estimated completion date of the third quarter of 1999.

    Software testing following remediation is approximately 92% complete for IT systems. Management expects that testing will be complete by the second quarter of 1999, with the exception of certain stand-alone systems which are anticipated to be completed in the third quarter of 1999. With respect to non-IT systems, testing is ongoing and is expected to be complete by the third quarter of 1999.

    Approximately 90% of IT systems are remediated and in production. Management expects the remainder to be completed and in production by the second quarter of 1999, with the exception of certain stand-alone systems which are anticipated to be completed in the third quarter of 1999. 79% of non-IT systems are compliant as of March 31, 1999 and are expected to be fully Year 2000 compliant by November 1999.

    Incremental costs, which include contractor costs to modify or replace existing systems, and costs of internal resources dedicated to achieving Year 2000 compliance are charged to expense as incurred and are funded by operating cash flows. Costs are expected to total approximately $35 million to $40 million, of which $20 million has been spent through March 31, 1999.

    In 1998 Nabisco began a process of contacting key third parties (suppliers, services providers and customers) to determine their progress on Year 2000 compliance issues and to assess the potential impact on operations if key third parties are not successful in converting their systems in a timely manner. In early 1999, Nabisco initiated an effort to gain greater assurance that it will not suffer any material adverse affects of third party non-compliance. This effort consists of re-contacting these third parties and contacting additional selected third parties to obtain more accurate and up-to-date status of their Year 2000 compliance. As of March 31, 1999, Nabisco had sent correspondence to 100% of these third parties. As of March 31, 1999, Nabisco has received responses from 37% of all third parties, with 35% indicating compliance. Responses from all third parties are expected to be received by the third quarter of 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    The VaR, which is the potential loss in fair value associated with Nabisco's exposure to changing interest rates was $215 million after tax at March 31, 1999, a decrease of $30 million from the December 31, 1998 amount.

    The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by Nabisco, nor does it consider the potential effect of favorable changes in market factors.

COMMODITY PRICE EXPOSURE

    The VaR associated with Nabisco's derivative commodity instruments due to reasonably possible near-term changes in commodity prices, based on historical commodity price movements, would not result in a material effect on the future earnings of Nabisco.

    The VaR associated with Nabisco's net commodity exposure (derivatives plus physical contracts less anticipated future consumption) would result in a potential loss in earnings of $24 million at March 31, 1999, an increase of $6 million from the December 31, 1998 amount.

    The VaR associated with either Nabisco's derivative commodity instruments or its net commodity exposure would not have a material effect on the fair values or cash flows of Nabisco.
                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements concerning, among other things, the impact of Year 2000 on systems and applications, the level of restructuring-related expenses and the amount of savings from the restructuring program, the level of future capital expenditures, and the level of dividends. These statements reflect management's current views with respect to future events and financial performance. These forward-looking statements are based on many assumptions and factors including competitive pricing for products, commodity prices, success of new product innovations and acquisitions, economic conditions in countries where Nabisco Holdings' subsidiaries do business, the effects of currency fluctuations and the effects of government regulation. Any changes in such assumptions or factors could produce significantly different results.

                                    PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The matters below were voted upon at the annual meeting of stockholders of Nabisco Holdings Corp. held on May 4, 1999. At the meeting, 32,837,194 shares of Class A Common Stock and 213,250,000 shares of Class B Common Stock were represented in person or by proxy. Class A Common Stock and Class B Common Stock are entitled to one (1) vote and ten (10) votes per share, respectively, and vote together as a single class.

    (a) Election of six Directors.

        NAME            VOTES FOR     VOTES WITHHELD
--------------------  --------------  --------------
Herman Cain           2,172,410,212       38,734
John T. Chain, Jr.    2,172,410,212       38,734
Steven F. Goldstone   2,172,410,212       38,734
David B. Jenkins      2,172,410,312       38,634
James M. Kilts        2,172,410,312       38,634
Kay Koplovitz         2,172,410,312       38,634

    (b) Ratification of appointment of Deloitte & Touche LLP as independent auditors.

For:       2,172,424,905
Against:         12,398
Abstain:         11,643

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    *12    Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1999.
    *27.1  Nabisco Holdings Corp. Financial Data Schedule for the first quarter of 1999.
    *27.2  Nabisco, Inc. Financial Data Schedule for the first quarter of 1999.

    ----------------------------

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

                                NABISCO HOLDINGS CORP.
                                NABISCO, INC.
                                (Registrants)

                                           /s/ JAMES E. HEALEY
                                ......................................
                                James E. Healey
                                Executive Vice President and
                                Chief Financial Officer

Date: May 4, 1999                         /s/ IAN E. LEE-LEVITEN
                                ......................................
                                Ian E. Lee-Leviten
                                Senior Vice President and Controller