Form 10-Q
period 1999-06-30
NABISCO HOLDINGS CORP; NABISCO INC
filed 1999-08-13
CIK 932130, 69526

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 13, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: JULY 30, 1999:

     NABISCO HOLDINGS CORP.:  51,371,284 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER
                              SHARE
                              213,250,000 SHARES OF CLASS B COMMON STOCK, PAR VALUE $.01 PER
                              SHARE
              NABISCO, INC.:  100 SHARES OF COMMON STOCK, PAR VALUE $2.50 PER SHARE

                              -------------------

    NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                                 PAGE
                                                                                                               ---------

PART I--FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Condensed Statements of Income--Three Months Ended
               June 30, 1999 and 1998........................................................................          1

             Consolidated Condensed Statements of Income--Six Months Ended
               June 30, 1999 and 1998........................................................................          2

             Consolidated Condensed Statements of Comprehensive Income--Three Months and
               Six Months Ended June 30, 1999 and 1998.......................................................          3

             Consolidated Condensed Statements of Cash Flows--Six Months Ended
               June 30, 1999 and 1998........................................................................          4

             Consolidated Condensed Balance Sheets--June 30, 1999 and
               December 31, 1998.............................................................................          5

             Notes to Consolidated Condensed Financial Statements............................................          6

  Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations.........................................................................         10

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk......................................         15

PART II-- OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K................................................................         17

  Signatures.................................................................................................         18

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                                   THREE MONTHS             THREE MONTHS
                                                                                       ENDED                    ENDED
                                                                                   JUNE 30, 1999            JUNE 30, 1998
                                                                              -----------------------  -----------------------
                                                                               NABISCO                  NABISCO
                                                                               HOLDINGS     NABISCO     HOLDINGS     NABISCO
                                                                              ----------  -----------  ----------  -----------
NET SALES...................................................................  $    2,023   $   2,023   $    2,131   $   2,131
                                                                              ----------  -----------  ----------  -----------
Costs and expenses:
  Cost of products sold.....................................................       1,089       1,089        1,187       1,187
  Selling, advertising, administrative and general expenses.................         703         703          691         691
  Amortization of trademarks and goodwill...................................          54          54           57          57
  Restructuring charge......................................................          --          --          406         406
                                                                              ----------  -----------  ----------  -----------
      OPERATING INCOME (LOSS)...............................................         177         177         (210)       (210)
Interest and debt expense...................................................         (64)        (64)         (78)        (78)
Other income (expense), net.................................................          (5)         (5)          (3)         (3)
                                                                              ----------  -----------  ----------  -----------
      Income (loss) before income taxes.....................................         108         108         (291)       (291)
Provision (benefit) for income taxes........................................          43          43          (91)        (91)
                                                                              ----------  -----------  ----------  -----------
      NET INCOME (LOSS).....................................................  $       65   $      65   $     (200)  $    (200)
                                                                              ----------  -----------  ----------  -----------
                                                                              ----------  -----------  ----------  -----------
NET INCOME (LOSS) PER COMMON SHARE--BASIC...................................  $      .25               $     (.76)
                                                                              ----------               ----------
                                                                              ----------               ----------

NET INCOME (LOSS) PER COMMON SHARE--DILUTED.................................  $      .24               $     (.76)
                                                                              ----------               ----------
                                                                              ----------               ----------

DIVIDENDS DECLARED PER COMMON SHARE.........................................  $    .1875               $     .175
                                                                              ----------               ----------
                                                                              ----------               ----------

Average number of common shares outstanding (in thousands):

  Basic.....................................................................     264,664                  264,620
                                                                              ----------               ----------
                                                                              ----------               ----------
  Diluted...................................................................     266,894                  264,620
                                                                              ----------               ----------
                                                                              ----------               ----------

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (CONTINUED)

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                                    SIX MONTHS               SIX MONTHS
                                                                                       ENDED                    ENDED
                                                                                   JUNE 30, 1999            JUNE 30, 1998
                                                                              -----------------------  -----------------------
                                                                               NABISCO                  NABISCO
                                                                               HOLDINGS     NABISCO     HOLDINGS     NABISCO
                                                                              ----------  -----------  ----------  -----------
NET SALES...................................................................  $    3,878   $   3,878   $    4,093   $   4,093
                                                                              ----------  -----------  ----------  -----------
Costs and expenses:
  Cost of products sold.....................................................       2,116       2,116        2,312       2,312
  Selling, advertising, administrative and general expenses.................       1,344       1,344        1,290       1,290
  Amortization of trademarks and goodwill...................................         107         107          113         113
  Restructuring charge......................................................          --          --          406         406
                                                                              ----------  -----------  ----------  -----------
      OPERATING INCOME (LOSS)...............................................         311         311          (28)        (28)
Interest and debt expense...................................................        (129)       (129)        (158)       (158)
Other income (expense), net.................................................         (15)        (15)         (12)        (12)
                                                                              ----------  -----------  ----------  -----------
      Income (loss) before income taxes.....................................         167         167         (198)       (198)
Provision (benefit) for income taxes........................................          66          66          (53)        (53)
                                                                              ----------  -----------  ----------  -----------
      NET INCOME (LOSS).....................................................  $      101   $     101   $     (145)  $    (145)
                                                                              ----------  -----------  ----------  -----------
                                                                              ----------  -----------  ----------  -----------
NET INCOME (LOSS) PER COMMON SHARE--BASIC...................................  $      .38               $     (.55)
                                                                              ----------               ----------
                                                                              ----------               ----------

NET INCOME (LOSS) PER COMMON SHARE--DILUTED.................................  $      .38               $     (.55)
                                                                              ----------               ----------
                                                                              ----------               ----------

DIVIDENDS DECLARED PER COMMON SHARE.........................................  $     .375               $      .35
                                                                              ----------               ----------
                                                                              ----------               ----------

Average number of common shares outstanding (in thousands):

  Basic.....................................................................     264,700                  264,443
                                                                              ----------               ----------
                                                                              ----------               ----------
  Diluted...................................................................     266,968                  264,443
                                                                              ----------               ----------
                                                                              ----------               ----------

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                           NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN MILLIONS)

                                                                                                                THREE
                                                                                                               MONTHS
                                                                                        THREE MONTHS            ENDED
                                                                                           ENDED              JUNE 30,
                                                                                       JUNE 30, 1999            1998
                                                                                 --------------------------  -----------
                                                                                    NABISCO                    NABISCO
                                                                                   HOLDINGS       NABISCO     HOLDINGS
                                                                                 -------------  -----------  -----------
NET INCOME (LOSS)..............................................................    $      65     $      65    $    (200)
                                                                                         ---           ---        -----
Other comprehensive income (loss):
  Foreign currency translation.................................................           19            19          (25)
                                                                                         ---           ---        -----
Other comprehensive income (loss) before income taxes..........................           19            19          (25)
  Provision (benefit) for income taxes.........................................           --            --           --
                                                                                         ---           ---        -----
OTHER COMPREHENSIVE INCOME (LOSS) NET OF INCOME TAX............................           19            19          (25)
                                                                                         ---           ---        -----
Comprehensive income (loss)....................................................    $      84     $      84    $    (225)
                                                                                         ---           ---        -----
                                                                                         ---           ---        -----


                                                                                   NABISCO
                                                                                 -----------
NET INCOME (LOSS)..............................................................   $    (200)
                                                                                      -----
Other comprehensive income (loss):
  Foreign currency translation.................................................         (25)
                                                                                      -----
Other comprehensive income (loss) before income taxes..........................         (25)
  Provision (benefit) for income taxes.........................................          --
                                                                                      -----
OTHER COMPREHENSIVE INCOME (LOSS) NET OF INCOME TAX............................         (25)
                                                                                      -----
Comprehensive income (loss)....................................................   $    (225)
                                                                                      -----
                                                                                      -----

                                                                                        SIX MONTHS                SIX MONTHS
                                                                                          ENDED                     ENDED
                                                                                      JUNE 30, 1999             JUNE 30, 1998
                                                                                 ------------------------  ------------------------
                                                                                   NABISCO                   NABISCO
                                                                                  HOLDINGS      NABISCO     HOLDINGS      NABISCO
                                                                                 -----------  -----------  -----------  -----------
NET INCOME (LOSS)..............................................................   $     101    $     101    $    (145)   $    (145)
                                                                                      -----        -----        -----        -----
Other comprehensive (loss):
  Foreign currency translation.................................................        (116)        (116)         (36)         (36)
                                                                                      -----        -----        -----        -----
Other comprehensive (loss) before income taxes.................................        (116)        (116)         (36)         (36)
  Provision (benefit) for income taxes.........................................          --           --           --           --
                                                                                      -----        -----        -----        -----
OTHER COMPREHENSIVE INCOME (LOSS) NET OF INCOME TAX............................        (116)        (116)         (36)         (36)
                                                                                      -----        -----        -----        -----
Comprehensive (loss)...........................................................   $     (15)   $     (15)   $    (181)   $    (181)
                                                                                      -----        -----        -----        -----
                                                                                      -----        -----        -----        -----

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                  SIX MONTHS                SIX MONTHS
                                                                                    ENDED                     ENDED
                                                                                JUNE 30, 1999             JUNE 30, 1998
                                                                           ------------------------  ------------------------
                                                                             NABISCO                   NABISCO
                                                                            HOLDINGS      NABISCO     HOLDINGS      NABISCO
                                                                           -----------  -----------  -----------  -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss)......................................................   $     101    $     101    $    (145)   $    (145)
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Depreciation of property, plant and equipment......................         132          132          137          137
      Amortization of intangibles........................................         107          107          113          113
      Deferred income tax provision (benefit)............................          18           18         (112)        (112)
      Restructuring charge, net of cash payments.........................         (41)         (41)         401          401
      Accounts receivable, net...........................................           3            3           (2)          (2)
      Inventories........................................................         (86)         (86)           1            1
      Prepaid expense....................................................          (3)          (3)         (17)         (17)
      Accounts payable...................................................        (121)        (121)        (177)        (177)
      Accrued liabilities................................................          38           33          (28)         (44)
      Income taxes accrued...............................................          17           17          (15)         (15)
      Other, net.........................................................           4            4          (37)         (37)
                                                                                -----        -----        -----        -----
    Net cash flows from operating activities.............................         169          164          119          103
                                                                                -----        -----        -----        -----
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures...................................................         (99)         (99)        (168)        (168)
  Proceeds on sale of assets.............................................          14           14            5            5
  Acquisition of business................................................          --           --           (9)          (9)
                                                                                -----        -----        -----        -----
    Net cash flows (used in) investing activities........................         (85)         (85)        (172)        (172)
                                                                                -----        -----        -----        -----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from the issuance of long-term debt.......................         192          192        1,102        1,102
  Proceeds from the sale of call options on long-term debt...............          --           --           41           41
  Repayments of long-term debt...........................................        (116)        (116)        (977)        (977)
  Decrease in notes payable..............................................         (10)         (10)         (28)         (28)
  Dividends paid on common stock.........................................        (146)        (146)         (93)         (93)
  Repurchases of Class A common stock....................................         (12)          --          (38)          --
  Proceeds from exercise of Class A common stock options.................           7           --           22           --
                                                                                -----        -----        -----        -----
    Net cash flows from (used in) financing activities...................         (85)         (80)          29           45
                                                                                -----        -----        -----        -----
Effect of exchange rate changes on cash and cash equivalents.............          (6)          (6)          (5)          (5)
                                                                                -----        -----        -----        -----
    Net change in cash and cash equivalents..............................          (7)          (7)         (29)         (29)
Cash and cash equivalents at beginning of period.........................         111          111          127          127
                                                                                -----        -----        -----        -----
Cash and cash equivalents at end of period...............................   $     104    $     104    $      98    $      98
                                                                                -----        -----        -----        -----
                                                                                -----        -----        -----        -----
Income taxes paid, net of refunds........................................   $      30    $      30    $      73    $      73
Interest paid............................................................   $     132    $     132    $     131    $     131

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                            JUNE 30, 1999         DECEMBER 31, 1998
                                                                        ----------------------  ----------------------
                                                                          NABISCO                 NABISCO
                                                                         HOLDINGS     NABISCO    HOLDINGS     NABISCO
                                                                        -----------  ---------  -----------  ---------
ASSETS
Current assets:
  Cash and cash equivalents...........................................   $     104   $     104   $     111   $     111
  Accounts receivable, net............................................         470         470         506         506
  Intercompany receivable from Nabisco Holdings.......................          --          45          --          --
  Deferred income taxes...............................................          98          98          98          98
  Inventories.........................................................         819         819         753         753
  Prepaid expenses....................................................          70          69          70          69
                                                                        -----------  ---------  -----------  ---------
      TOTAL CURRENT ASSETS............................................       1,561       1,605       1,538       1,537
                                                                        -----------  ---------  -----------  ---------
Property, plant and equipment--at cost................................       4,765       4,765       4,806       4,806
Less accumulated depreciation.........................................      (1,926)     (1,926)     (1,859)     (1,859)
                                                                        -----------  ---------  -----------  ---------
  Net property, plant and equipment...................................       2,839       2,839       2,947       2,947
                                                                        -----------  ---------  -----------  ---------
Trademarks, net of accumulated amortization of $1,157 and $1,102,
  respectively........................................................       3,315       3,315       3,368       3,368
Goodwill, net of accumulated amortization of $959 and
  $910, respectively..................................................       3,093       3,093       3,182       3,182
Other assets and deferred charges.....................................          90          90          82          82
                                                                        -----------  ---------  -----------  ---------
                                                                         $  10,898   $  10,942   $  11,117   $  11,116
                                                                        -----------  ---------  -----------  ---------
                                                                        -----------  ---------  -----------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.......................................................   $      52   $      52   $      68   $      68
  Accounts payable....................................................         295         295         407         407
  Accrued liabilities.................................................         977         977       1,043         997
  Intercompany payable to Nabisco Holdings............................          --          --          --           5
  Current maturities of long-term debt................................         160         160         118         118
  Income taxes accrued................................................         131         131         111         111
                                                                        -----------  ---------  -----------  ---------
      TOTAL CURRENT LIABILITIES.......................................       1,615       1,615       1,747       1,706
                                                                        -----------  ---------  -----------  ---------
Long-term debt (less current maturities)..............................       3,644       3,644       3,619       3,619
Other noncurrent liabilities..........................................         714         714         704         704
Deferred income taxes.................................................       1,158       1,158       1,162       1,162
Stockholders' equity:
  Class A common stock (51,366,084 and 51,434,872 shares issued and outstanding at June 30, 1999 and December 31, 1998,
    respectively).....................................................           1          --           1          --
  Class B common stock (213,250,000 shares issued and outstanding at
    June 30, 1999 and December 31, 1998)..............................           2          --           2          --
  Paid-in capital.....................................................       4,093       4,141       4,092       4,141
  Retained earnings (accumulated deficit).............................          (7)        (29)         (5)        (31)
  Treasury stock, at cost.............................................         (19)         --         (18)         --
  Accumulated other comprehensive income (loss).......................        (301)       (301)       (185)       (185)
  Notes receivable on common stock purchases..........................          (2)         --          (2)         --
                                                                        -----------  ---------  -----------  ---------
      TOTAL STOCKHOLDERS' EQUITY......................................       3,767       3,811       3,885       3,925
                                                                        -----------  ---------  -----------  ---------
                                                                         $  10,898   $  10,942   $  11,117   $  11,116
                                                                        -----------  ---------  -----------  ---------
                                                                        -----------  ---------  -----------  ---------

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1--INTERIM REPORTING

    GENERAL

    For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred.

    Certain prior year amounts have been reclassified to conform to the 1999 presentation.

    In management's opinion, the accompanying unaudited consolidated condensed financial statements (the "Consolidated Condensed Financial Statements") of Nabisco Holdings Corp. ("Nabisco Holdings") and Nabisco, Inc. ("Nabisco" together with Nabisco Holdings, the "Companies") contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Nabisco Holdings and Nabisco for the year ended December 31, 1998 and Form 8-K filed June 16, 1999.

    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

    On January 1, 1999, Nabisco Holdings and Nabisco adopted SOP No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 established standards on accounting for start-up and organization costs and, in general, requires such costs to be expensed as incurred. The adoption of SOP No. 98-5 did not have a material effect on Nabisco Holdings' or Nabisco's financial position or results of operations.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During the second quarter of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which was required to be adopted by January 1, 2000, with early adoption permitted. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133, which amended SFAS No. 133 to delay its effective date one year. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Nabisco Holdings and Nabisco have not yet determined the impact, if any, that adoption or subsequent application of SFAS No. 133 will have on its financial position or results of operations.

NOTE 2--REORGANIZATION OF NABISCO HOLDINGS' PARENTS

    The former direct and indirect parents of the registrants, RJR Nabisco, Inc. (which has been renamed R.J. Reynolds Tobacco Holdings, Inc.--"RJR") and RJR Nabisco Holdings Corp. (which has been renamed Nabisco Group Holdings Corp.--"NGH") have recently completed a series of reorganization transactions. The principal transactions in this reorganization that affect Nabisco Holdings and Nabisco, are the following:

    - On May 18, 1999, RJR transferred all of the outstanding Class B Common Stock of Nabisco Holdings to NGH through a merger transaction. The Class B Common Stock currently represents approximately 80.5% of the economic interest and approximately 97.7% of the voting interest in Nabisco Holdings.

    - On June 14, 1999, NGH paid a dividend of 100% of the common stock of RJR to record holders of NGH common stock as of May 27, 1999, the record date for the distribution. As a result of the distribution, Nabisco Holdings and Nabisco and their subsidiaries are no longer affiliated with RJR and its subsidiaries.

RELATED PARTY AGREEMENTS

    NGH, RJR and Reynolds Tobacco have entered into several agreements governing the relationships among the parties after the distribution of RJR's shares to NGH stockholders, including the provision of intercompany services by Nabisco to NGH, certain tax matters, indemnification rights and obligations and other matters among the parties as disclosed in the Form 8-K filed by Nabisco Holdings and Nabisco on June 16, 1999.

    These agreements replace a predecessor intercompany services agreement, a predecessor tax sharing agreement and a predecessor corporate agreement that had previously been in place between Nabisco Holdings and RJR. Nabisco Holdings and Nabisco, Inc. do not anticipate that Nabisco Holdings entry into these new agreements will have a material effect on either entity's financial condition or results of operations.

IMPACT OF THE REORGANIZATION ON THE RETIREMENT PLAN FOR EMPLOYEES OF RJR
  NABISCO, INC.

    In connection with the reorganization transactions, the assets and liabilities of the Retirement Plan for Employees of RJR Nabisco, Inc. (the "old plan") were split into two plans. One plan covers employees and former employees of Nabisco Holdings, Nabisco and NGH ("the Nabisco Plan") and the other plan covers employees and former employees of RJR.

    The split of the assets and liabilities of the old plan was in accordance with a May 1999 agreement between the Pension Benefit Guaranty Corporation ("PBGC") and RJR Nabisco Holdings Corp. Based on this agreement and as required by Section 414(1) of the Internal Revenue Code, the assets of the old plan were allocated in proportion to the benefit obligations of each of the respective plans. The use of this methodology resulted in a lower actual transfer of assets to the Nabisco Plan of approximately $70 million and the assumption of higher actual benefit obligations of approximately $30 million than the allocated amounts used in the December 31, 1998 consolidated financial statements. The impact of this change, an increase in unfunded liability of $100 million, will be recognized in net periodic benefit costs over future periods. As a result, net periodic benefit cost for full year 1999 is expected to increase by approximately $7 million. The PBGC agreement did not require Nabisco to make additional contributions to the Nabisco Plan.

NOTE 3--1998 RESTRUCTURING CHARGES

    In the second and fourth quarters of 1998, Nabisco recorded restructuring charges of $406 million ($268 million after tax) and $124 million ($94 million after tax), respectively. These restructuring programs were undertaken to streamline operations and improve profitability and will result in a workforce reduction of approximately 6,500 employees of which 4,575 positions were eliminated as of June 30, 1999. The restructuring programs will require net cash expenditures of approximately $205 million. In addition, the programs will require additional restructuring-related expenses of approximately $134 million. $90 million ($53 million after tax) was incurred since the programs' inception, of which $19 million ($11 million after tax) and $34 million ($21 million after tax), respectively, were incurred in the three months and six months ended June 30, 1999. These additional expenses are principally for implementation and integration of the programs and include costs for relocation of employees and equipment and training.

    The key elements of the $530 million restructuring programs include:

                                                        SEVERANCE       CONTRACT       ASSETS TO BE     OTHER EXIT
IN MILLIONS                                           AND BENEFITS    TERMINATIONS      DISPOSED OF        COSTS        TOTAL
----------------------------------------------------  -------------  ---------------  ---------------  -------------  ---------
Sales force reorganizations.........................    $      37       $       3        $      --       $      --    $      40
Distribution reorganizations........................           16               8                9                           33
Staff reductions....................................           83                                3                           86
Manufacturing cost reduction initiatives............           22                                8                           30
Plant closures......................................           46               3              217              15          281
Product line rationalizations.......................            4               4               20              32           60
                                                            -----             ---            -----             ---    ---------
    Total restructuring reserves....................          208              18              257              47          530
                                                            -----             ---            -----             ---    ---------

Charges and Payments:
Year ended December 31, 1998........................           34               3               12              12           61
Six months ended June 30, 1999......................           32               3               58              14          107
                                                            -----             ---            -----             ---    ---------
    Total charges and payments, net of cash
      proceeds......................................           66               6               70              26          168
                                                            -----             ---            -----             ---    ---------
Reserve balances as of June 30, 1999................    $     142       $      12        $     187       $      21    $     362
                                                            -----             ---            -----             ---    ---------
                                                            -----             ---            -----             ---    ---------

    The charges and payments, net of cash proceeds applied against the restructuring reserves included cash expenditures of $78 million and cash proceeds of $6 million. $39 million of cash expenditures and $6 million of cash proceeds were applied against the restructuring reserves in the first six months of 1999.

    As of June 30, 1999, production had ceased in 8 facilities of which 3 were sold.

NOTE 4--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                                                            JUNE 30,     DECEMBER 31,
IN MILLIONS                                                                                   1999           1998
-----------------------------------------------------------------------------------------  -----------  ---------------
Finished products........................................................................   $     487      $     457
Raw materials............................................................................         195            164
Other....................................................................................         137            132
                                                                                                -----          -----
                                                                                            $     819      $     753
                                                                                                -----          -----
                                                                                                -----          -----

NOTE 5--SEGMENT INFORMATION

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

                                                                     THREE MONTHS                SIX MONTHS
                                                                    ENDED JUNE 30,             ENDED JUNE 30,
                                                               -------------------------  -------------------------
IN MILLIONS                                                       1999          1998         1999          1998
-------------------------------------------------------------  -----------  ------------  -----------  ------------
Net sales from external customers:
  Biscuit....................................................   $     897    $      864    $   1,764    $    1,714
  U.S. Foods Group...........................................         547           514          982           921
  International Food Group...................................         579           625        1,132         1,205
                                                               -----------  ------------  -----------  ------------
      Total ongoing..........................................       2,023         2,003        3,878         3,840
                                                               -----------  ------------  -----------  ------------
  U.S. Foods Group...........................................          --           123           --           246
  International Food Group...................................          --             5           --             7
                                                               -----------  ------------  -----------  ------------
      Total divested.........................................          --           128           --           253
                                                               -----------  ------------  -----------  ------------
        Total................................................   $   2,023    $    2,131    $   3,878    $    4,093
                                                               -----------  ------------  -----------  ------------
                                                               -----------  ------------  -----------  ------------
Operating company contribution before restructuring-related
  expenses:
  Biscuit....................................................   $     129    $      129    $     250    $      272
  U.S. Foods Group...........................................          73            67          122           111
  International Food Group...................................          48            47           80            79
                                                               -----------  ------------  -----------  ------------
      Total ongoing..........................................         250           243          452           462
                                                               -----------  ------------  -----------  ------------
  U.S. Foods Group...........................................          --            16           --            35
                                                               -----------  ------------  -----------  ------------
      Total divested.........................................          --            16           --            35
                                                               -----------  ------------  -----------  ------------
Segment operating company contribution before
  restructuring-related expenses.............................         250           259          452           497
Restructuring-related expenses...............................         (19)           (6)         (34)           (6)
Amortization of trademarks and goodwill......................         (54)          (57)        (107)         (113)
Restructuring charge.........................................          --          (406)          --          (406)
                                                               -----------  ------------  -----------  ------------
Consolidated operating income (loss).........................         177          (210)         311           (28)
Interest and debt expense....................................         (64)          (78)        (129)         (158)
Other income (expense), net..................................          (5)           (3)         (15)          (12)
                                                               -----------  ------------  -----------  ------------
Income (loss) before income taxes............................   $     108    $     (291)   $     167    $     (198)
                                                               -----------  ------------  -----------  ------------
                                                               -----------  ------------  -----------  ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of Nabisco Holdings' financial condition and results of operations. The discussion and analysis for sales, operating company contribution and operating income includes information as reported in the historical financial statements, followed by items that management believes impact the comparability of historical results, ongoing results and management's discussion and analysis of ongoing results. Ongoing results are presented on a basis consistent with how the ongoing businesses are managed. They exclude sales, operating company contribution and operating income from divested businesses and restructuring-related expenses that management believes affect the comparability of the results of operations. The ongoing results of operations should not be viewed as a substitute for the historical results of operations but as a tool to better understand the underlying trends in the business. The discussion and analysis of Nabisco Holdings' financial condition and results of operations should be read in conjunction with the historical financial information and the related notes thereto included in the Consolidated Condensed Financial Statements.

    The food business is conducted by the operating subsidiaries of Nabisco Holdings. Nabisco's businesses in the United States are comprised of Biscuit and the U.S. Foods Group. Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" together with Nabisco Ltd, the "International Food Group").

NET SALES

                                                                THREE MONTHS                          SIX MONTHS
                                                               ENDED JUNE 30,                       ENDED JUNE 30,
                                                     -----------------------------------  -----------------------------------
(IN MILLIONS)                                          1999       1998       % CHANGE       1999       1998       % CHANGE
---------------------------------------------------  ---------  ---------  -------------  ---------  ---------  -------------
REPORTED NET SALES:

  Biscuit..........................................  $     897  $     864            4%   $   1,764  $   1,714            3%
  U.S. Foods Group.................................        547        637          (14%)        982      1,167          (16%)
  International Food Group.........................        579        630           (8%)      1,132      1,212           (7%)
                                                     ---------  ---------                 ---------  ---------
  Total............................................  $   2,023  $   2,131           (5%)  $   3,878  $   4,093           (5%)
                                                     ---------  ---------                 ---------  ---------
NET SALES FROM DIVESTED BUSINESSES:
  U.S. Foods Group.................................         --        123                        --        246
  International Food Group.........................         --          5                        --          7
                                                     ---------  ---------                 ---------  ---------
  Total............................................         --        128                        --        253
                                                     ---------  ---------                 ---------  ---------
NET SALES FROM ONGOING BUSINESSES:
  Biscuit..........................................  $     897  $     864            4%   $   1,764  $   1,714            3%
  U.S. Foods Group.................................        547        514            6%         982        921            7%
  International Food Group.........................        579        625           (7%)      1,132      1,205           (6%)
                                                     ---------  ---------                 ---------  ---------
  Total............................................  $   2,023  $   2,003            1%   $   3,878  $   3,840            1%
                                                     ---------  ---------                 ---------  ---------
                                                     ---------  ---------                 ---------  ---------

    THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON NET SALES FROM ONGOING
BUSINESSES:

    - Biscuit's net sales increased 4% in the second quarter and 3% in the first six months versus the prior year. The increase in the second quarter reflects price increases and volume gains in core cookies and crackers partially offset by lower volumes in breakfast snacks. The sales performance for the first six months reflects price increases and volume increases in core cookie and cracker brands, partially offset by lower volume in SnackWell's and breakfast snacks.

    - U.S. Foods Group's net sales increased 6% in the second quarter and 7% in the first six months versus the prior year. The increase in the second quarter was paced by strong volume gains from Planters nuts and condiments. The key contributors to the sales performance for the first six months reflects increased sales volume of Planters nuts, Life Savers candy, condiments, pet snacks and hot cereals.

    - International's net sales decreased 7% in the second quarter and 6% in the first six months versus the prior year. The decrease in the second quarter was primarily driven by unfavorable foreign currency translation in Brazil, Spain and Canada. Excluding the impact of foreign currency translation, sales increased 1%, reflecting solid volume gains in Canada, Asia, the Caribbean and several Latin American countries. The factors influencing decreased sales for the first six months were unfavorable foreign currency translation in Brazil and Canada along with volume declines in Brazil, Argentina, and the Andean region. Price increases in Brazil and solid volume gains in Canada, Mexico and the Caribbean helped minimize the impact on sales.

OPERATING COMPANY CONTRIBUTION

                                                                        THREE MONTHS                   SIX MONTHS
                                                                       ENDED JUNE 30,                ENDED JUNE 30,
                                                             -----------------------------------  --------------------
(IN MILLIONS)                                                  1999       1998       % CHANGE       1999       1998
-----------------------------------------------------------  ---------  ---------  -------------  ---------  ---------

REPORTED OPERATING COMPANY CONTRIBUTION(1):

Biscuit....................................................  $     114  $     125           (9%)  $     222  $     268
U.S. Foods Group...........................................         71         81          (12%)        119        144
International Food Group...................................         46         47           (2%)         77         79
                                                             ---------  ---------                 ---------  ---------
Total......................................................  $     231  $     253           (9%)  $     418  $     491
                                                             ---------  ---------                 ---------  ---------

ITEMS EXCLUDED FROM ONGOING OPERATING COMPANY CONTRIBUTION:

Biscuit
    Restructuring-related expenses.........................        (15)        (4)                      (28)        (4)
U.S. Foods Group:
    Restructuring-related expenses.........................         (2)        (2)                       (3)        (2)
    Results from divested businesses.......................         --         16                        --         35
International Food Group:
    Restructuring-related expenses.........................         (2)        --                        (3)        --
    Results from divested businesses.......................         --         --                        --         --
                                                             ---------  ---------                 ---------  ---------
Total......................................................        (19)        10                       (34)        29
                                                             ---------  ---------                 ---------  ---------

OPERATING COMPANY CONTRIBUTION FROM ONGOING BUSINESSES:

Biscuit....................................................  $     129  $     129           --    $     250  $     272
U.S. Foods Group...........................................         73         67            9%         122        111
International Food Group...................................         48         47            2%          80         79
                                                             ---------  ---------                 ---------  ---------
Total......................................................  $     250  $     243            3%   $     452  $     462
                                                             ---------  ---------                 ---------  ---------
                                                             ---------  ---------                 ---------  ---------

(IN MILLIONS)                                                  % CHANGE
-----------------------------------------------------------  -------------
REPORTED OPERATING COMPANY CONTRIBUTION(1):
Biscuit....................................................          (17%)
U.S. Foods Group...........................................          (17%)
International Food Group...................................           (3%)
Total......................................................          (15%)
ITEMS EXCLUDED FROM ONGOING OPERATING COMPANY CONTRIBUTION:
Biscuit
    Restructuring-related expenses.........................
U.S. Foods Group:
    Restructuring-related expenses.........................
    Results from divested businesses.......................
International Food Group:
    Restructuring-related expenses.........................
    Results from divested businesses.......................
Total......................................................
OPERATING COMPANY CONTRIBUTION FROM ONGOING BUSINESSES:
Biscuit....................................................           (8%)
U.S. Foods Group...........................................           10%
International Food Group...................................            1%
Total......................................................           (2%)

------------------------

(1) Operating company contribution represents operating income before amortization of trademarks and goodwill and restructuring charges.

THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON OPERATING COMPANY CONTRIBUTION
  FROM ONGOING BUSINESSES:

    - Biscuit's operating company contribution was flat in the second quarter and decreased 8% in the first six months versus the prior year. Both the quarter and year to date periods were impacted by increased advertising, consumer promotion spending and increased selling costs associated with the implementation of the redesigned direct store delivery sales force. Price increases and lower manufacturing overhead costs resulting from restructuring programs, along with volume gains in the second quarter for both cookies and crackers partially offset these higher costs.

    - U.S. Foods Group's operating company contribution increased 9% in the second quarter and 10% in the first six months versus the prior year. The second quarter improvements were primarily due to increased earnings for condiments, pet snacks and hot cereals. The first six months' improvement was primarily due to gains in condiments, pet snacks and hot cereals. Both periods were impacted by increased expenses associated with marketing programs partially offset by the impact of restructuring programs on fixed overhead costs.

    - International's operating company contribution increased 2% in the second quarter and 1% in the first six months of 1999 versus the prior year. The second quarter increase was primarily due to increased earnings in Asia due to price increases and volume gains, and lower overhead costs in Brazil and Argentina partially offset by lower earnings in the Andean region principally due to volume declines. The first six months' increase was primarily due to increased earnings in Brazil, principally as a result of higher prices and lower fixed overhead costs which more than offset unfavorable foreign currency translation, and Asia due to price increases and volume gains, offset by lower earnings in the Andean region due to volume declines.

OPERATING INCOME

                                                                       THREE MONTHS                          SIX MONTHS
                                                                      ENDED JUNE 30,                       ENDED JUNE 30,
                                                           -------------------------------------  ---------------------------------
(IN MILLIONS)                                                1999       1998        % CHANGE        1999       1998      % CHANGE
---------------------------------------------------------  ---------  ---------  ---------------  ---------  ---------  -----------
REPORTED OPERATING INCOME (LOSS).........................  $     177  $    (210)                  $     311  $     (28)
                                                           ---------  ---------                   ---------  ---------
OPERATING INCOME (LOSS) EXCLUDED FROM ONGOING BUSINESS:
    Restructuring charge.................................         --       (406)                         --       (406)
    Restructuring-related expenses.......................        (19)        (6)                        (34)        (6)
    Results from divested business.......................         --         14                          --         30
                                                           ---------  ---------                   ---------  ---------
    Total                                                        (19)      (398)                        (34)      (382)
                                                           ---------  ---------                   ---------  ---------
OPERATING INCOME FROM ONGOING BUSINESS...................  $     196  $     188             4%    $     345  $     354        (3%)
                                                           ---------  ---------                   ---------  ---------
                                                           ---------  ---------                   ---------  ---------

THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON OPERATING INCOME FROM ONGOING
  BUSINESSES:

    - Nabisco Holdings' operating income was $196 million and $345 million for the second quarter and the first six months of 1999, an increase of 4% and a decrease of 3%, respectively, from the same 1998 periods. The increase in the second quarter was a result of higher operating company contribution discussed previously. The decrease in the first six months reflects lower operating company contribution discussed previously.

INTEREST AND DEBT EXPENSE

    Consolidated interest and debt expense of $64 million and $129 million for the second quarter and first six months of 1999 both decreased 18% from the same 1998 periods primarily due to the paydown of long-term debt with the net proceeds from businesses sold in the third quarter of 1998 and with funds generated from operating cash flows.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net amounted to $5 million expense and $15 million expense for the second quarter and first six months of 1999, an increase of $2 million and $3 million, respectively, principally due to higher foreign exchange losses.

NET INCOME (LOSS)

    Nabisco Holdings' net income for the second quarter and first six months of 1999 includes after tax restructuring-related expenses of $11 million and $20 million, respectively. Net income for the second quarter and first six months of 1998 includes net income from divested businesses of $10 million and $21 million, respectively. Both 1998 periods also include $272 million of after tax restructuring charges and related expenses. Excluding the effects of these items, net income of $76 million and $121 million, for the second quarter and first six months of 1999, increased $14 million and $15 million, respectively, from the same 1998 periods. The second quarter increase is primarily due to increased operating company contribution and lower interest and debt expense. The six month increase principally reflects lower interest and debt expense partially offset by lower operating company contribution.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income of $84 million and comprehensive loss of $15 million for the second quarter and first six months of 1999 compares to a comprehensive loss of $225 million and $181 million for the same 1998 periods. The second quarter reflects higher net income and the favorable impact of foreign currency translation. The first six months reflects higher net income offset by the unfavorable impact of foreign currency translation.

RESTRUCTURING

    Savings objectives set in our 1998 restructuring programs are on target despite lower than anticipated spending to date. The June 1998 program is expected to be substantially completed in 1999 and the December 1998 program is expected to be substantially completed by mid-year 2000. Pre-tax savings in 1999 will be approximately $80 million including cash savings of $73 million and, after completion of the programs, are expected to be approximately $145 million annually including cash savings of $135 million. For a further discussion of restructuring programs see Note 3 to the Consolidated Condensed Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows from operating activities amounted to $169 million for the first six months of 1999 compared to $119 million for the first six months of 1998. The increase in net cash flows from operating activities primarily reflects lower working capital requirements offset by higher 1999 payments related to the 1998 restructuring programs.

    Cash flows used in investing activities for the first six months of 1999 decreased $87 million to $85 million from the first six months of 1998, primarily because of lower capital expenditures.

    Capital expenditures were $99 million in the first six months of 1999. Management expects that the current level of net investment for property, plant and equipment will be $200 million, as spending for capital expenditures will be approximately $225 million offset by proceeds from asset sales, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations will be sufficient to support its planned capital expenditures in 1999.

    Cash flows used in financing activities were $85 million for the first six months of 1999, an increase of $114 million from the first six months of 1998, principally due to the early payout of Nabisco Holdings' second quarter 1999 dividend and the absence in 1999 of proceeds from the sale of call options on long-term debt issued in January 1998, partially offset by Class A treasury stock activity.

    During the third quarter of 1999 Nabisco expects to exercise a call option to redeem $200 million of floating rate notes due August 2009 and recognize an after tax extraordinary loss of approximately $3 million. This redemption is expected to be refinanced with commercial paper.

    As of June 30, 1999, the $1.5 billion revolving credit facility was unutilized and available to support borrowings. In addition, the 364-day $1.11 billion credit facility was utilized to support outstanding commercial paper borrowings of $364 million, and accordingly, $746 million was available.

    The companies believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    At June 30, 1999, Nabisco Holdings' total debt (notes payable and long-term debt including current maturities) and total capital (total debt and total stockholders' equity) amounted to approximately $3.9 billion and $7.6 billion, respectively, of which total debt is higher by $51 million and total capital is lower by $67 million than their respective balances at December 31, 1998. Nabisco Holdings' ratios of total debt to total stockholders' equity and total debt to total capital at June 30, 1999 were 1.02 to 1 and .51 to 1, respectively.

    Nabisco Holdings currently pays regular quarterly dividends on its common stock at an annual rate of $.75 per share. At that rate, the aggregate amount of dividends to be paid would be approximately $196 million during 1999.

FOREIGN MARKET RISK

    Nabisco's international businesses are exposed to financial market volatility in the countries in which it operates, principally in Brazil, which can impact the International Food Group's financial position. As of June 30, 1999, Brazil's currency, the Real, devalued approximately 46% from December 31, 1998, compared to the U.S. Dollar, which resulted in an unfavorable foreign currency translation adjustment of approximately $104 million for the six months ended June 30, 1999.

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

    Nabisco has completed an inventory and assessment of its financial, information and operational systems, including equipment with embedded microprocessors, and has developed detailed plans for required systems modifications or replacements.

    Software remediation of information technology systems ("IT systems") has been completed and remediation of non-information technology systems with embedded technology ("non-IT systems") is 70% complete and scheduled to be 100% complete by the end of the third quarter of 1999.

    Software testing following remediation is approximately 95% complete for IT systems and is scheduled to be completed by the end of the third quarter of 1999. With respect to non-IT systems, testing is 50% complete and is expected to be complete by the third quarter of 1999.

    Approximately 95% of IT systems are remediated and in production. Management expects the remainder to be completed and in production by the third quarter of 1999. 95% of non-IT systems are compliant and are expected to be fully Year 2000 compliant by November 1999.

    Incremental costs, which include contractor costs to modify or replace existing systems, and costs of internal resources dedicated to achieving Year 2000 compliance are charged to expense as incurred and are funded by operating cash flows. Costs are expected to total approximately $40 million to $45 million, of which $27 million has been spent through June 30, 1999.

    In 1998 Nabisco began a process of contacting key third parties (suppliers, services providers and customers) to determine their progress on Year 2000 compliance issues and to assess the potential impact on operations if key third parties are not successful in converting their systems in a timely manner. In early 1999, Nabisco initiated an effort to gain greater assurance that it will not suffer any material adverse affects of third party non-compliance. This effort consisted of re-contacting these third parties and contacting additional selected third parties to obtain more accurate and up-to-date status of their Year 2000 compliance. As of June 30, 1999, Nabisco had sent correspondence to 100% of these third parties. As of June 30, 1999, Nabisco has received responses from 60% of all third parties, with 58% of all third parties indicating compliance. Responses from all third parties are expected to be received by the third quarter of 1999. For third parties who have not responded or where non-compliance was indicated, management has considered this in their assessment of risk.

    Progress against Year 2000 compliance plans is monitored by management as well as the internal audit department. Results are reported to the Board of Directors on a regular basis.

    Nabisco's existing systems risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. In addition, contingency plans to protect the business from Year 2000-related interruptions have been developed, which will include development of backup procedures, identification of alternate suppliers and possible increases in safety inventory levels. The possible consequences of Nabisco or key third parties not being fully Year 2000 compliant include temporary plant closings, delays in the delivery of products or receipt of supplies, invoice and collection errors, and inventory obsolescence. However, Nabisco believes its Year 2000 implementation plan, including contingency measures, should be completed in all material respects by the end of 1999, thereby reducing the possible material adverse effects of the Year 2000 on Nabisco's business, results of operations, cash flows or financial condition.

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

    The VaR of the potential loss in fair value associated with Nabisco's exposure to changing interest rates was $221 million after tax at June 30, 1999, a decrease of $25 million from the December 31, 1998 amount. This exposure is primarily related to long-term debt with fixed interest rates.

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

    The VaR associated with Nabisco's net commodity exposure (derivatives plus physical contracts less anticipated future consumption) would result in a potential loss in earnings of $44 million after tax at June 30, 1999, an increase of $26 million from the December 31, 1998 amount primarily due to the volatility of soy oil and wheat commodity prices on our underlying position in those commodities.

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

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

*12        Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the Six
           Months ended June 30, 1999.

*27.1      Nabisco Holdings Corp. Financial Data Schedule for the second quarter of
           1999.

*27.2      Nabisco, Inc. Financial Data Schedule for the second quarter of 1999.

    ----------------------------

    *   Filed herewith

    (b) Reports on Form 8-K filed in the Second Quarter of 1999

       Report on Form 8-K dated June 14, 1999, filing notice of transfer of Nabisco Holdings Corp. Class B common stock from RJR Nabisco, Inc. (which has been renamed R.J. Reynolds Tobacco Holdings, Inc.) to RJR Nabisco Holdings Corp. (which has been renamed Nabisco Group Holdings Corp.).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NABISCO HOLDINGS CORP.
                                NABISCO, INC.
                                (Registrants)

Date: August 13, 1999                      /s/ JAMES E. HEALEY
                                ......................................
                                James E. Healey
                                Executive Vice President and
                                Chief Financial Officer

                                          /s/ IAN E. LEE-LEVITEN
                                ......................................
                                Ian E. Lee-Leviten
                                Senior Vice President and Controller