Form 10-Q
period 1999-09-30
NABISCO HOLDINGS CORP; NABISCO INC
filed 1999-11-15
CIK 932130, 69526

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 15, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: OCTOBER 29, 1999:

      NABISCO HOLDINGS  51,408,928 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01
                CORP.:  PER SHARE
                        213,250,000 SHARES OF CLASS B COMMON STOCK, PAR VALUE $.01
                        PER SHARE
        NABISCO, INC.:  100 SHARES OF COMMON STOCK, PAR VALUE $2.50 PER SHARE

                              -------------------

    NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                         --------
PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Condensed Statements of Income--Three Months
             Ended
             September 30, 1999 and 1998...............................         1

           Consolidated Condensed Statements of Income--Nine Months
             Ended
             September 30, 1999 and 1998...............................         2

           Consolidated Condensed Statements of Comprehensive
             Income--Three Months and
             Nine Months Ended September 30, 1999 and 1998.............         3

           Consolidated Condensed Statements of Cash Flows--Nine Months
             Ended
             September 30, 1999 and 1998...............................         4

           Consolidated Condensed Balance Sheets--September 30, 1999
             and
             December 31, 1998.........................................         5

           Notes to Consolidated Condensed Financial Statements........         6

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and
             Results of Operations.....................................        11

  Item 3.  Quantitative and Qualitative Disclosures about Market
             Risk......................................................        17

PART II-- OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K............................        18

  Signatures...........................................................        19

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS          THREE MONTHS
                                                                     ENDED                 ENDED
                                                              SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                              -------------------   -------------------
                                                              NABISCO               NABISCO
                                                              HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                              --------   --------   --------   --------
NET SALES...................................................  $  2,057    $2,057    $  2,098    $2,098
                                                              --------    ------    --------    ------
Costs and expenses:
  Cost of products sold.....................................     1,133     1,133       1,166     1,166
  Selling, advertising, administrative and general
    expenses................................................       677       677         694       694
  Amortization of trademarks and goodwill...................        54        54          54        54
  Restructuring (credit)....................................       (59)      (59)         --        --
                                                              --------    ------    --------    ------
      OPERATING INCOME......................................       252       252         184       184
Interest and debt expense...................................       (64)      (64)        (72)      (72)
Other income (expense), net.................................        (7)       (7)        (10)      (10)
                                                              --------    ------    --------    ------
      Income before income taxes............................       181       181         102       102
Provision for income taxes..................................        64        64          47        47
                                                              --------    ------    --------    ------
      NET INCOME BEFORE EXTRAORDINARY ITEM..................       117       117          55        55
Extraordinary item--loss on early extinguishment of debt,
  net of $2 million income tax..............................        (3)       (3)         --        --
                                                              --------    ------    --------    ------
      Net income............................................  $    114    $  114    $     55    $   55
                                                              ========    ======    ========    ======
NET INCOME (LOSS) PER COMMON SHARE--BASIC:
  Income before extraordinary item..........................  $    .44              $    .21
  Extraordinary item........................................      (.01)                   --
                                                              --------              --------
      Net Income............................................  $    .43              $    .21
                                                              ========              ========
NET INCOME (LOSS) PER COMMON SHARE--DILUTED:
  Income before extraordinary item..........................  $    .44              $    .21
  Extraordinary item........................................      (.01)                   --
                                                              --------              --------
      Net Income............................................  $    .43              $    .21
                                                              ========              ========

DIVIDENDS DECLARED PER COMMON SHARE.........................  $  .1875              $   .175
                                                              ========              ========

Average number of common shares outstanding (in thousands):

  Basic.....................................................   264,627               264,634
                                                              ========              ========
  Diluted...................................................   266,665               266,219
                                                              ========              ========

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                  NINE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                              SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                              -------------------   -------------------
                                                              NABISCO               NABISCO
                                                              HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                              --------   --------   --------   --------
NET SALES...................................................  $  5,935    $5,935    $  6,191    $6,191
                                                              --------    ------    --------    ------
Costs and expenses:
  Cost of products sold.....................................     3,249     3,249       3,478     3,478
  Selling, advertising, administrative and general
    expenses................................................     2,021     2,021       1,984     1,984
  Amortization of trademarks and goodwill...................       161       161         167       167
  Restructuring charge (credit).............................       (59)      (59)        406       406
                                                              --------    ------    --------    ------
      OPERATING INCOME......................................       563       563         156       156
Interest and debt expense...................................      (193)     (193)       (230)     (230)
Other income (expense), net.................................       (22)      (22)        (22)      (22)
                                                              --------    ------    --------    ------
      Income (loss) before income taxes.....................       348       348         (96)      (96)
Provision (benefit) for income taxes........................       130       130          (6)       (6)
                                                              --------    ------    --------    ------
      NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...........       218       218         (90)      (90)
Extraordinary item--loss on early extinguishment of debt,
  net of $2 million income taxes............................        (3)       (3)         --        --
                                                              --------    ------    --------    ------
      Net income (loss).....................................  $    215    $  215    $    (90)   $  (90)
                                                              ========    ======    ========    ======
NET INCOME (LOSS) PER COMMON SHARE--BASIC:..................
  Income (loss) before extraordinary item...................  $    .82              $   (.34)
  Extraordinary item........................................      (.01)                   --
                                                              --------              --------
      Net income (loss).....................................  $    .81              $   (.34)
                                                              ========              ========

NET INCOME (LOSS) PER COMMON SHARE--DILUTED:................
  Income (loss) before extraordinary item...................  $    .82              $   (.34)
  Extraordinary item........................................      (.01)                   --
                                                              --------              --------
      Net income (loss).....................................  $    .81              $   (.34)
                                                              ========              ========

DIVIDENDS DECLARED PER COMMON SHARE.........................  $  .5625              $   .525
                                                              ========              ========

Average number of common shares outstanding (in thousands):

  Basic.....................................................   264,676               264,507
                                                              ========              ========
  Diluted...................................................   266,867               264,507
                                                              ========              ========

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                           NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN MILLIONS)

                                                                 THREE MONTHS          THREE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                                     1999                  1998
                                                              -------------------   -------------------
                                                              NABISCO               NABISCO
                                                              HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                              --------   --------   --------   --------
NET INCOME..................................................    $114       $114      $  55      $  55
                                                                ----       ----      -----      -----
Other comprehensive (loss):
  Foreign currency translation..............................     (17)       (17)       (14)       (14)
                                                                ----       ----      -----      -----
Other comprehensive (loss) before income taxes..............     (17)       (17)       (14)       (14)
  Provision (benefit) for income taxes......................      --         --         --         --
                                                                ----       ----      -----      -----
OTHER COMPREHENSIVE (LOSS) NET OF INCOME TAX................     (17)       (17)       (14)       (14)
                                                                ----       ----      -----      -----
Comprehensive income........................................    $ 97       $ 97      $  41      $  41
                                                                ====       ====      =====      =====

                                                                  NINE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                                     1999                  1998
                                                              -------------------   -------------------
                                                              NABISCO               NABISCO
                                                              HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                              --------   --------   --------   --------
NET INCOME (LOSS)...........................................   $ 215      $ 215      $ (90)     $ (90)
                                                               -----      -----      -----      -----
Other comprehensive (loss):
  Foreign currency translation..............................    (133)      (133)       (50)       (50)
                                                               -----      -----      -----      -----
Other comprehensive (loss) before income taxes..............    (133)      (133)       (50)       (50)
  Provision (benefit) for income taxes......................      --         --         --         --
                                                               -----      -----      -----      -----
OTHER COMPREHENSIVE (LOSS) NET OF INCOME TAX................    (133)      (133)       (50)       (50)
                                                               -----      -----      -----      -----
Comprehensive income (loss).................................   $  82      $  82      $(140)     $(140)
                                                               =====      =====      =====      =====

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                NINE MONTHS           NINE MONTHS
                                                                   ENDED                 ENDED
                                                            SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                            -------------------   -------------------
                                                            NABISCO               NABISCO
                                                            HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                             -----      -----     -------    -------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss).......................................   $ 215      $ 215     $   (90)   $   (90)
  Adjustments to reconcile net income (loss) to net cash
    flows from operating activities:
      Depreciation of property, plant and equipment.......     198        198         207        207
      Amortization of intangibles.........................     161        161         167        167
      Deferred income tax provision (benefit).............      27         27        (183)      (183)
      Restructuring items, net of cash payments...........    (124)      (124)        388        388
      Changes in working capital items, net...............    (277)      (282)       (192)      (208)
      Extraordinary loss on early retirement of debt,
        net...............................................       3          3          --         --
      Gain on divestitures, net...........................      --         --         (14)       (14)
      Other, net..........................................     (13)       (13)        (22)       (22)
                                                             -----      -----     -------    -------
    Net cash flows from operating activities..............     190        185         261        245
                                                             -----      -----     -------    -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures....................................    (150)      (150)       (242)      (242)
  Proceeds from sale of assets............................      27         27           8          8
  Acquisition of businesses...............................    (107)      (107)         (9)        (9)
  Proceeds from sale of businesses........................      --         --         550        550
                                                             -----      -----     -------    -------
    Net cash flows from (used in) investing activities....    (230)      (230)        307        307
                                                             -----      -----     -------    -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from the issuance of long-term debt........     497        497       1,279      1,279
  Proceeds from the sale of call options on long-term
    debt..................................................      --         --          41         41
  Repayments of long-term debt............................    (324)      (324)     (1,682)    (1,682)
  Decrease in notes payable...............................      (8)        (8)        (95)       (95)
  Dividends paid on common stock..........................    (146)      (146)       (139)      (139)
  Repurchases of Class A common stock.....................     (12)        --         (38)        --
  Proceeds from exercise of Class A common stock
    options...............................................       7         --          24         --
                                                             -----      -----     -------    -------
    Net cash flows from (used in) financing activities....      14         19        (610)      (596)
                                                             -----      -----     -------    -------
Effect of exchange rate changes on cash and cash
  equivalents.............................................      (9)        (9)         (6)        (6)
                                                             -----      -----     -------    -------
    Net change in cash and cash equivalents...............     (35)       (35)        (48)       (50)
Cash and cash equivalents at beginning of period..........     111        111         127        127
                                                             -----      -----     -------    -------
Cash and cash equivalents at end of period................   $  76      $  76     $    79    $    77
                                                             =====      =====     =======    =======
Income taxes paid, net of refunds.........................   $ 126      $ 126     $   122    $   122
Interest paid.............................................   $ 204      $ 204     $   213    $   213

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                          SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                          -------------------   -------------------
                                                          NABISCO               NABISCO
                                                          HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                          -------    -------    -------    -------
ASSETS
Current assets:
  Cash and cash equivalents.............................  $    76    $    76    $   111    $   111
  Accounts receivable, net..............................      512        512        506        506
  Deferred income taxes.................................       93         93         98         98
  Inventories...........................................      915        915        753        753
  Prepaid expenses......................................       75         75         70         69
                                                          -------    -------    -------    -------
      TOTAL CURRENT ASSETS..............................    1,671      1,671      1,538      1,537
                                                          -------    -------    -------    -------
Property, plant and equipment, net......................    2,828      2,828      2,947      2,947
Trademarks, net.........................................    3,281      3,281      3,368      3,368
Goodwill, net...........................................    3,071      3,071      3,182      3,182
Other assets and deferred charges.......................      226        226         82         82
                                                          -------    -------    -------    -------
                                                          $11,077    $11,077    $11,117    $11,116
                                                          =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.........................................  $    54    $    54    $    68    $    68
  Accounts payable......................................      310        310        407        407
  Accrued liabilities...................................    1,012        962      1,043        997
  Intercompany payable to Nabisco Holdings..............       --          5         --          5
  Current maturities of long-term debt..................      159        159        118        118
  Income taxes accrued..................................       91         91        111        111
                                                          -------    -------    -------    -------
      TOTAL CURRENT LIABILITIES.........................    1,626      1,581      1,747      1,706
                                                          -------    -------    -------    -------
Long-term debt (less current maturities)................    3,753      3,753      3,619      3,619
Other noncurrent liabilities............................      726        726        704        704
Deferred income taxes...................................    1,159      1,159      1,162      1,162
Stockholders' equity:
  Class A common stock (51,381,284 and 51,434,872 shares
    issued and outstanding at September 30, 1999 and
    December 31, 1998, respectively)....................        1         --          1         --
  Class B common stock (213,250,000 shares issued and
    outstanding at September 30, 1999 and December 31,
    1998)...............................................        2         --          2         --
  Paid-in capital.......................................    4,093      4,141      4,092      4,141
  Retained earnings (accumulated deficit)...............       56         35         (5)       (31)
  Treasury stock, at cost...............................      (19)        --        (18)        --
  Accumulated other comprehensive income (loss).........     (318)      (318)      (185)      (185)
  Notes receivable on common stock purchases............       (2)        --         (2)        --
                                                          -------    -------    -------    -------
      TOTAL STOCKHOLDERS' EQUITY........................    3,813      3,858      3,885      3,925
                                                          -------    -------    -------    -------
                                                          $11,077    $11,077    $11,117    $11,116
                                                          =======    =======    =======    =======

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1--INTERIM REPORTING

    GENERAL

    For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred. The results for the three and nine months periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

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

    ACQUISITIONS

    During the third quarter of 1999 Nabisco acquired the stock of Canale SA, Argentina's fourth largest biscuit company, for approximately $126 million. The acquisition was accounted for as a purchase. Accordingly, the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values at the date of acquisition. As of September 30, 1999 the acquisition was carried in other assets in the consolidated balance sheet pending completion of the purchase price allocation.

    During the third quarter of 1999 Nabisco entered into a definitive agreement to acquire certain assets and liabilities of Favorite Brands International, Inc. for $475 million. The transaction is expected to be completed in the fourth quarter of 1999, subject to various conditions including court and regulatory approval. Favorite Brands is currently reorganizing under Chapter 11 bankruptcy protection, and the transaction is still subject to a bankruptcy court public auction process. Favorite Brands is the fourth largest non-chocolate candy company in the United States with annual sales of approximately $700 million.

NOTE 2--REORGANIZATION OF NABISCO HOLDINGS' PARENTS

    During the second quarter of 1999, the former direct and indirect parents of the registrants, RJR Nabisco, Inc. (which has been renamed R.J. Reynolds Tobacco Holdings, Inc.--"RJR") and RJR Nabisco Holdings Corp. (which has been renamed Nabisco Group Holdings Corp.--"NGH") completed a series of reorganization transactions. The principal transactions in this reorganization that affected Nabisco Holdings and Nabisco, are the following:

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

RELATED PARTY AGREEMENTS

    NGH, RJR and Reynolds Tobacco entered into several agreements governing the relationships among the parties after the distribution of RJR's shares to NGH stockholders, including the provision of intercompany services by Nabisco to NGH, certain tax matters, indemnification rights and obligations and other matters among the parties as disclosed in the Form 8-K filed by Nabisco Holdings and Nabisco on June 16, 1999.

    These agreements replaced a predecessor intercompany services agreement, a predecessor tax sharing agreement and a predecessor corporate agreement that had previously been in place between Nabisco Holdings and RJR. Nabisco Holdings and Nabisco, Inc. do not anticipate that Nabisco Holdings' entry into these new agreements will have a material effect on either entity's financial condition or results of operations.

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

NOTE 3--1998 RESTRUCTURING CHARGES

    In the second and fourth quarters of 1998, Nabisco recorded restructuring charges of $406 million ($268 million after tax) and $124 million ($94 million after tax), respectively. These restructuring programs were undertaken to streamline operations and improve profitability and will result in a workforce reduction of approximately 6,500 employees of which 5,020 positions were eliminated as of September 30, 1999. The restructuring programs will require net cash expenditures of approximately $170 million. In addition, the programs will require additional restructuring-related expenses of approximately
$134 million. Since the programs' inception, $102 million ($61 million after tax) was incurred, of which $12 million ($8 million after tax) and $46 million ($28 million after tax), respectively, were incurred in the three months and nine months ended September 30, 1999. These additional expenses are principally for implementation and integration of the programs and include costs for relocation of employees and equipment and training.

    In the third quarter of 1999, Nabisco recorded a net restructuring credit of $59 million ($44 million after tax), related to the Biscuit, U.S. Foods Group and International businesses of $26 million, $14 million and $19 million, respectively, primarily reflecting higher than anticipated proceeds from the sale of facilities closed as part of the 1998 restructuring programs and lower costs and cash outlays than originally estimated for certain of these programs.

    The major components of the credit were lower severance and benefit costs for: the sales force reorganization of $18 million; staff reduction at headquarters and operating units of $20 million; and distribution reorganizations of $4 million. The reduced costs reflect unanticipated staff reductions through voluntary separations rather than planned terminations and other net changes in cost estimates. In addition, asset impairment costs were lower by $14 million reflecting higher proceeds and anticipated proceeds from the sales of facilities.

    The key elements of the restructuring programs include:

                                            SEVERANCE       CONTRACT        ASSET      OTHER EXIT
IN MILLIONS                                AND BENEFITS   TERMINATIONS   IMPAIRMENTS     COSTS       TOTAL
-----------                                ------------   ------------   -----------   ----------   --------
Sales force reorganizations..............      $ 37            $ 3           $ --          $--        $ 40
Distribution reorganizations.............        16              8              9                       33
Staff reductions.........................        83                             3                       86
Manufacturing cost reduction
 initiatives.............................        22                             8                       30
Plant closures...........................        46              3            217           15         281
Product line rationalizations............         4              4             20           32          60
                                               ----            ---           ----          ---        ----
    Total 1998 restructuring reserves....       208             18            257           47         530

Third quarter 1999 restructuring
 credit..................................       (41)            (2)           (14)          (2)        (59)
                                               ----            ---           ----          ---        ----
                                                167             16            243           45         471
                                               ----            ---           ----          ---        ----

Charges and Payments:
Year ended December 31, 1998.............       (34)            (3)           (12)         (12)        (61)
Nine months ended September 30, 1999.....       (55)            (5)           (66)         (16)       (142)
                                               ----            ---           ----          ---        ----
    Total charges and payments, net of
      cash proceeds......................       (89)            (8)           (78)         (28)       (203)
                                               ----            ---           ----          ---        ----
Reserve and valuation account balances as
 of September 30, 1999...................      $ 78            $ 8           $165          $17        $268
                                               ====            ===           ====          ===        ====

    The total charges and payments, net of cash proceeds applied against the restructuring reserves totaled $85 million, which is comprised of cumulative cash expenditures of $103 million and cumulative cash proceeds of $18 million. For the first nine months of 1999, charges and payments, net of cash proceeds totaled $47 million, which is comprised of $65 million of cash expenditures and $18 million of cash proceeds which were applied against the restructuring reserves.

    The key elements of the restructuring programs, after the restructuring credit of $59 million include:

                                            SEVERANCE       CONTRACT        ASSET      OTHER EXIT
IN MILLIONS                                AND BENEFITS   TERMINATIONS   IMPAIRMENTS     COSTS       TOTAL
-----------                                ------------   ------------   -----------   ----------   --------
Sales force reorganizations..............      $ 19            $ 3           $ --          $--        $ 22
Distribution reorganizations.............        12              4              7                       23
Staff reductions.........................        63              1              4                       68
Manufacturing cost reduction
 initiatives.............................        22                             8                       30
Plant closures...........................        49              3            203           15         270
Product line rationalizations............         2              5             21           30          58
                                               ----            ---           ----          ---        ----
    Total restructuring charges..........      $167            $16           $243          $45        $471
                                               ====            ===           ====          ===        ====

    Asset impairments in connection with the restructuring program were identified and measured in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In instances where the held and used method was applied, which includes all plant closures, the fair value of impaired assets was determined using the discounted cash flows generated from assets while still in use and the estimated proceeds from their ultimate sale.

    As of September 30, 1999, production had ceased in 10 of the 18 facilities to be closed, of which 4 were sold. In addition, 2 of the remaining facilities are under contract to be sold.

NOTE 4--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                              SEPTEMBER 30,   DECEMBER 31,
IN MILLIONS                                                       1999            1998
-----------                                                   -------------   ------------
Finished products...........................................      $573            $457
Raw materials...............................................       195             164
Other.......................................................       147             132
                                                                  ----            ----
                                                                  $915            $753
                                                                  ====            ====

NOTE 5--LONG-TERM DEBT

    During the third quarter of 1999 Nabisco exercised a call option to redeem $200 million of floating rate notes due August 2009 and recognized an after-tax extraordinary loss of approximately $3 million. This redemption was refinanced with commercial paper.

NOTE 6--SEGMENT INFORMATION

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

    Nabisco Holdings' management evaluates the performance of its operating segments based upon ongoing Operating Company Contribution (OCC). OCC for each reportable segment is operating income before amortization of trademarks and goodwill, restructuring charges and credits and restructuring-related expenses and gain on divestitures, net.

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
IN MILLIONS                                                 1999       1998       1999       1998
-----------                                               --------   --------   --------   --------
Net sales from external customers:
  Biscuit...............................................  $   924    $   926    $ 2,688    $ 2,640
  U.S. Foods Group......................................      545        498      1,527      1,419
  International Food Group..............................      588        631      1,720      1,836
                                                          -------    -------    -------    -------
      Total ongoing.....................................    2,057      2,055      5,935      5,895
                                                          -------    -------    -------    -------
  U.S. Foods Group......................................       --         40         --        286
  International Food Group..............................       --          3         --         10
                                                          -------    -------    -------    -------
      Total divested....................................       --         43         --        296
                                                          -------    -------    -------    -------
        Total...........................................  $ 2,057    $ 2,098    $ 5,935    $ 6,191
                                                          =======    =======    =======    =======
Segment operating company contribution
  Biscuit...............................................  $   136    $   127    $   386    $   399
  U.S. Foods Group......................................       74         60        196        171
  International Food Group..............................       49         48        129        127
                                                          -------    -------    -------    -------
      Total ongoing.....................................      259        235        711        697
                                                          -------    -------    -------    -------
  U.S. Foods Group......................................       --          3         --         38
  International Food Group..............................       --          1         --          1
                                                          -------    -------    -------    -------
      Total divested....................................       --          4         --         39
                                                          -------    -------    -------    -------
Total segment operating company contribution............      259        239        711        736
Restructuring-related expenses..........................       12         15         46         21
Gain on divestitures, net...............................       --        (14)        --        (14)
Amortization of trademarks and goodwill.................       54         54        161        167
Restructuring charge (credit)...........................      (59)        --        (59)       406
                                                          -------    -------    -------    -------
Consolidated operating income...........................      252        184        563        156
Interest and debt expense...............................       64         72        193        230
Other expense, net......................................        7         10         22         22
                                                          -------    -------    -------    -------
Income (loss) before income taxes.......................  $   181    $   102    $   348    $   (96)
                                                          =======    =======    =======    =======

                                                                         AS OF
                                                              ----------------------------
                                                              SEPTEMBER 30,   DECEMBER 31,
IN MILLIONS                                                       1999            1998
-----------                                                   -------------   ------------
Segment assets:
  Biscuit...................................................     $ 2,150         $ 2,124
  U.S. Foods Group..........................................         906             840
  International Food Group..................................       2,587           2,579
                                                                 -------         -------
  Total segment assets......................................       5,643           5,543
  Unallocated intangibles, net (1)..........................       5,434           5,574
                                                                 -------         -------
  Consolidated assets.......................................     $11,077         $11,117
                                                                 =======         =======

------------------------

(1) Represents unallocated goodwill, trademarks and tradename resulting from KKR's 1989 acquisition of RJR.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of Nabisco Holdings' financial condition and results of operations. The discussion and analysis for sales, operating company contribution and operating income includes information as reported in the historical financial statements, followed by items that management believes impact the comparability of historical results, ongoing results and management's discussion and analysis of ongoing results. Ongoing results are presented on a basis consistent with how the ongoing businesses are managed. They exclude sales, operating company contribution and operating income from divested businesses, restructuring charges and credits, restructuring-related expenses and gains on divestitures, net that management believes affect the comparability of the results of operations. The ongoing results of operations should not be viewed as a substitute for the historical results of operations but as a tool to better understand the underlying trends in the business. The discussion and analysis of Nabisco Holdings' financial condition and results of operations should be read in conjunction with the historical financial information and the related notes thereto included in the Consolidated Condensed Financial Statements.

    The food business is conducted by the operating subsidiaries of Nabisco Holdings. Nabisco's businesses in the United States are comprised of Biscuit and the U.S. Foods Group. Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" together with Nabisco Ltd, the "International Food Group").

NET SALES

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                           ------------------------------   ------------------------------
(IN MILLIONS)                                1999       1998     % CHANGE     1999       1998     % CHANGE
-------------                              --------   --------   --------   --------   --------   --------
REPORTED NET SALES:
  Biscuit................................   $  924     $  926        --      $2,688     $2,640         2%
  U.S. Foods Group.......................      545        538         1%      1,527      1,705       (10%)
  International Food Group...............      588        634        (7%)     1,720      1,846        (7%)
                                            ------     ------                ------     ------
  Total..................................    2,057      2,098        (2%)     5,935      6,191        (4%)
                                            ------     ------                ------     ------
NET SALES FROM DIVESTED BUSINESSES:
  U.S. Foods Group.......................       --         40                    --        286
  International Food Group...............       --          3                    --         10
                                            ------     ------                ------     ------
  Total..................................       --         43                    --        296
                                            ------     ------                ------     ------
NET SALES FROM ONGOING BUSINESSES:
  Biscuit................................      924        926        --       2,688      2,640         2%
  U.S. Foods Group.......................      545        498         9%      1,527      1,419         8%
  International Food Group...............      588        631        (7%)     1,720      1,836        (6%)
                                            ------     ------                ------     ------
  Total..................................   $2,057     $2,055        --      $5,935     $5,895         1%
                                            ======     ======                ======     ======

    THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON NET SALES FROM ONGOING
BUSINESSES:

    - Biscuit's net sales were flat in the third quarter and increased 2% in the first nine months versus the prior year. The sales performance in the third quarter primarily reflects the carryover effect of 1998 price increases and volume gains in cookies and crackers which were more than offset by lower volumes in breakfast snacks. The first nine months' sales increase reflects the carryover effect of 1998 price increases and volume increases in cookie and cracker brands, partially offset by a decline in breakfast snack volumes.

    - U.S. Foods Group's net sales increased 9% in the third quarter and 8% in the first nine months versus the prior year. Both periods were paced by strong volume gains from nuts, confections, condiments and pet snacks.

    - International's net sales decreased 7% in the third quarter and 6% in the first nine months versus the prior year. The decrease in the third quarter was primarily driven by unfavorable foreign currency translation in Brazil, the Andean region and Spain. Excluding the impact of foreign currency translation, sales increased 5%. This performance reflects increased pricing in Brazil and solid volume gains in Argentina, Asia, Canada and the Caribbean partially offset by volume declines in Brazil and Spain and price weakness in certain markets. The sales decline for the first nine months was primarily driven by unfavorable foreign currency translation, principally in Brazil. Excluding the impact of unfavorable foreign currency translation, sales increased 4%. The increase was primarily due to price increases partially offset by volume declines. The price increases, paced by Brazil, were across all regions, with the exception of Argentina which experienced competitive pricing pressures. The volume declines were primarily in Brazil, the Andean region and Spain offset in part by volume gains in Canada, the Caribbean and Mexico.

OPERATING COMPANY CONTRIBUTION

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                 ------------------------------   ------------------------------
(IN MILLIONS)                                      1999       1998     % CHANGE     1999       1998     % CHANGE
-------------                                    --------   --------   --------   --------   --------   --------
REPORTED OPERATING COMPANY CONTRIBUTION(1):

Biscuit........................................    $129       $117         10%      $351       $385         (9%)
U.S. Foods Group...............................      73         64         14%       192        208         (7%)
International Food Group.......................      45         57        (21%)      122        136        (10%)
                                                   ----       ----                  ----       ----
Total..........................................     247        238          4%       665        729         (9%)
                                                   ----       ----                  ----       ----

ITEMS EXCLUDED FROM ONGOING OPERATING COMPANY
  CONTRIBUTION:

Biscuit
    Restructuring-related expenses.............      (7)       (10)                  (35)       (14)
U.S. Foods Group:
    Restructuring-related expenses.............      (1)        (1)                   (4)        (3)
    Results from divested businesses...........      --          3                    --         38
    Net gain on divested businesses............      --          2                    --          2
International Food Group:
    Restructuring-related expenses.............      (4)        (4)                   (7)        (4)
    Results from divested businesses...........      --          1                    --          1
    Net gain on divested businesses............      --         12                    --         12
                                                   ----       ----                  ----       ----
Total..........................................     (12)         3                   (46)        32
                                                   ----       ----                  ----       ----

OPERATING COMPANY CONTRIBUTION FROM ONGOING
  BUSINESSES:

Biscuit........................................     136        127          7%       386        399         (3%)
U.S. Foods Group...............................      74         60         23%       196        171         15%
International Food Group.......................      49         48          2%       129        127          2%
                                                   ----       ----                  ----       ----
Total..........................................    $259       $235         10%      $711       $697          2%
                                                   ====       ====                  ====       ====

------------------------

(1) Operating company contribution represents operating income before amortization of trademarks and goodwill and restructuring charges.

THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON OPERATING COMPANY CONTRIBUTION
  FROM ONGOING BUSINESSES:

    - Biscuit's operating company contribution increased 7% in the third quarter and decreased 3% in the first nine months versus the prior year. The third quarter results were primarily attributable to the carryover effect of 1998 price increases and slightly lower marketing spending partially offset by a decline in volume. The volume decline is primarily due to the impact of lower breakfast snack volumes partially offset by gains in cookie and cracker volumes. The year to date period was impacted by increased marketing spending and increased selling costs associated with the implementation of the redesigned direct store delivery sales force. The carryover effect of 1998 price increases and lower manufacturing overhead costs resulting from ongoing productivity programs, along with volume gains for both cookies and crackers partially offset these higher costs. Both the 1999 third quarter and year to date periods were negatively impacted by a $6 million one time charge reflecting the settlement with the Department of Labor regarding overtime pay for sales personnel.

    - U.S. Foods Group's operating company contribution increased 23% in the third quarter and 15% in the first nine months versus the prior year. The third quarter and first nine months' improvements were primarily due to strong volume gains from nuts, confections, condiments and pet snacks partially offset by increased marketing spending. The first nine months were also impacted by the effect of productivity programs on fixed selling costs.

    - International's operating company contribution increased 2% in both the third quarter and first nine months of 1999 versus the prior year. The third quarter increase was primarily due to the sales results discussed previously, combined with productivity gains partially offset by higher marketing expenditures and the net impact of unfavorable foreign currency translation. Increased operating company contribution was reported by Asia, Canada, Argentina and the Caribbean offset in part by shortfalls in Brazil and Mexico. The first nine months' increase reflects gains in most regions paced by Asia, Spain, Brazil and Argentina offset in part by shortfalls in Colombia and Mexico. The gains reflect the price increases noted in our sales discussion and productivity gains in Argentina and Spain. Partially offsetting these gains were increased marketing expenditures primarily in Canada, Argentina and Asia and the unfavorable impact of foreign currency translation.

OPERATING INCOME

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                ------------------------------   ------------------------------
(IN MILLIONS)                                     1999       1998     % CHANGE     1999       1998     % CHANGE
-------------                                   --------   --------   --------   --------   --------   --------
REPORTED OPERATING INCOME.....................    $252      $ 184        37%       $563      $ 156
                                                  ----      -----                  ----      -----
OPERATING INCOME (LOSS) EXCLUDED FROM ONGOING
  BUSINESS:
    Restructuring (charge) credit.............      59         --                    59       (406)
    Restructuring-related expenses............     (12)       (15)                  (46)       (21)
    Net gain on divested businesses...........      --         14                    --         14
    Results from divested businesses..........      --          1                    --         31
                                                  ----      -----                  ----      -----
    Total.....................................      47         --                    13       (382)
                                                  ----      -----                  ----      -----
OPERATING INCOME FROM ONGOING BUSINESS........    $205      $ 184        11%       $550      $ 538          2%
                                                  ====      =====                  ====      =====

THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON OPERATING INCOME FROM ONGOING
  BUSINESSES:

    - Nabisco Holdings' operating income was $205 million and $550 million for the third quarter and the first nine months of 1999, an increase of 11% and of 2%, respectively, from the same 1998 periods. The increase in the third quarter was a result of higher operating company contribution discussed previously. The increase in the first nine months reflects higher operating company contribution discussed previously as well as lower amortization of intangibles due to businesses sold in 1998.

INTEREST AND DEBT EXPENSE

    Consolidated interest and debt expense of $64 million and $193 million for the third quarter and first nine months of 1999 decreased 11% and 16%, respectively from the same 1998 periods as a result of lower average borrowing levels and lower average interest rates. Debt levels were reduced by the application of net proceeds from businesses sold in the third quarter of 1998, along with funds from operations and lower capital spending.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net was $7 million expense and $22 million expense in the third quarter and first nine months of 1999 compared to $10 million expense and $22 million expense for the same 1998 periods. The third quarter decrease of $3 million was principally due to lower foreign exchange losses. The first nine months comparison was flat primarily reflecting lower interest income offset by lower financing costs.

NET INCOME (LOSS)

    Nabisco Holdings' net income of $114 million and $215 million for the third quarter and first nine months of 1999 compares to net income of $55 million and a net loss of $90 million for the same 1998 periods. The third quarter increase of $59 million is principally due to higher operating income of $68 million and lower interest and debt expense of $8 million partially offset by an increase in the provision for income taxes and a $3 million extraordinary loss. The increase for the first nine months primarily reflects increased operating income of $407 million and lower interest and debt expense of $37 million offset in part by an increase in the provision for income taxes and a $3 million extraordinary loss.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income of $97 million and $82 million for the third quarter and first nine months of 1999 compares to comprehensive income of $41 million and a comprehensive loss of $140 million for the same 1998 periods. Both the third quarter and first nine months comparisons reflect higher net income offset by the unfavorable impact of foreign currency translation.

RESTRUCTURING

    Savings objectives set in our 1998 restructuring programs are on target despite lower than anticipated spending to date. The June 1998 program is expected to be substantially completed in 1999 and the December 1998 program is expected to be substantially completed by mid-year 2000. Pre-tax savings in 1999 will be approximately $90 million including cash savings of $85 million and, after completion of the programs, are expected to be approximately $145 million annually including cash savings of $135 million. In the third quarter of 1999, Nabisco recorded a net restructuring credit of $59 million reflecting higher than anticipated proceeds from the sale of facilities closed as part of the 1998 restructuring programs and lower costs and cash outlays than originally estimated for certain of these programs. As projects near completion, we will continue to analyze the actual spending and the estimated cost to complete the programs. The results of that analysis will determine what further adjustments, if any, will be necessary.

For a further discussion of restructuring programs see Note 3 to the Consolidated Condensed Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows from operating activities amounted to $190 million for the first nine months of 1999 compared to $261 million for the first nine months of 1998. The decrease in net cash flows from operating activities primarily reflects higher working capital requirements principally due to a higher inventory position at September 30, 1999 versus an unusually low inventory position at December 31, 1998.

    Cash flows used in investing activities were $230 million for the first nine months of 1999 compared to cash inflows of $307 million for the first nine months of 1998. The $537 million change in cash flows was primarily due to the absence in 1999 of proceeds from the sale of businesses and increased spending for business acquisitions partially offset by lower capital expenditures and higher proceeds from the sale of assets.

    Capital expenditures were $150 million in the first nine months of 1999. Management expects that the 1999 level of net investment for property, plant and equipment will be $200 million, as spending for capital expenditures will be approximately $230 million offset by proceeds from asset sales, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations will be sufficient to support its planned capital expenditures in 1999.

    Cash flows from financing activities were $14 million for the first nine months of 1999, compared to $610 million of cash flows used in financing activities for the first nine months of 1998. The $624 million change in cash flows in 1999 is principally due to an increase in net borrowings in 1999 of $165 million versus a reduction in net borrowings of $498 million in 1998 partially offset by the absence in 1999 of proceeds from the sale of call options on long-term debt issued in January 1998.

    During the third quarter of 1999 Nabisco exercised a call option to redeem $200 million of floating rate notes due August 2009 and recognized an after tax extraordinary loss of approximately $3 million. This redemption was refinanced with commercial paper.

    As of September 30, 1999, the $1.5 billion revolving credit facility was unutilized and available to support borrowings. In addition, the 364-day
$1.11 billion credit facility was utilized to support outstanding commercial paper borrowings of $582 million, and accordingly, $528 million was available. Effective October 28, 1999, the 364-day facility was renewed and amended to a $1.10 billion credit facility.

    The companies believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    At September 30, 1999, Nabisco Holdings' total debt (notes payable and long-term debt including current maturities) and total capital (total debt and total stockholders' equity) amounted to approximately $4.0 billion and $7.8 billion, respectively, of which total debt is higher by $161 million and total capital is higher by $89 million than their respective balances at December 31, 1998. Nabisco Holdings' ratios of total debt to total stockholders' equity and total debt to total capital at September 30, 1999 were 1.04 to 1 and
 .51 to 1, respectively.

    Nabisco Holdings currently pays regular quarterly dividends on its common stock at an annual rate of $.75 per share. At that rate, the aggregate amount of dividends to be paid would be approximately $198 million. Nabisco Holdings believes that its internally generated cash and borrowings under its bank credit agreement and any other lines of credit it may establish will provide adequate funds for working capital, interest expense, capital expenditures and payment of its anticipated quarterly dividends. Nabisco Holdings expects to finance future acquisitions primarily from internally generated cash or borrowings.

FOREIGN MARKET RISK

    Nabisco's international businesses are exposed to financial market volatility in the countries in which they operate, which can impact the International Food Group's financial position. As of September 30, 1999, Brazil's currency, the Real, devalued approximately 58% from December 31, 1998, compared to the U.S. Dollar, which resulted in an unfavorable foreign currency translation adjustment of approximately $118 million for the nine months ended September 30, 1999.

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

    Nabisco has completed an inventory and assessment of its financial, information and operational systems, including equipment with embedded microprocessors, and has developed and executed detailed plans for required systems modifications or replacements.

    Software remediation of information technology systems ("IT systems") has been completed and remediation of non-information technology systems with embedded technology ("non-IT systems") is 97% complete and scheduled to be 100% complete by the end of 1999.

    Software testing following remediation is approximately 98% complete for IT systems and is expected to be completed by the end of 1999. With respect to non-IT systems, testing is 96% complete and is expected to be complete by the end of 1999.

    Approximately 98% of IT systems are remediated and in production. Management expects the remainder to be completed and in production by the end of 1999.
 Approximately 99% of non-IT systems are compliant and are expected to be fully Year 2000 compliant by the end of 1999.

    Incremental costs, which include contractor costs to modify or replace existing systems, and costs of internal resources dedicated to achieving Year 2000 compliance are charged to expense as incurred and are funded by operating cash flows. Costs are expected to total approximately $40 million to $45 million, of which $33 million has been spent through September 30, 1999.

    In 1998 Nabisco began a process of contacting key third parties (suppliers, services providers and customers) to determine their progress on Year 2000 compliance issues and to assess the potential impact on operations if key third parties are not successful in converting their systems in a timely manner. In early 1999, Nabisco initiated an effort to gain greater assurance that it will not suffer any material adverse affects of third party non-compliance. This effort consisted of re-contacting these third parties and contacting additional selected third parties to obtain more accurate and up-to-date status of their Year 2000 compliance. As of September 30, 1999, Nabisco had sent correspondence to 100% of these third parties. As of September 30, 1999, Nabisco has received responses from 70% of all third parties, with 69% of all third parties indicating compliance. To supplement this effort, Nabisco has conducted more detailed readiness reviews, including telephone interviews, of the Year 2000 status of the suppliers ranked as most critical based on the nature of their relationship with Nabisco. For third parties who have not responded or where compliance could not be established from the communications, management has considered this in their assessment of risk and contingency planning.

    Progress against Year 2000 compliance plans is monitored by management as well as the internal audit department. Results are reported to the Board of Directors on a regular basis.

    Nabisco's existing systems risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. In addition, contingency plans to protect the business from Year 2000-related interruptions have been developed, which include backup procedures, identification of alternate suppliers and possible increases in safety inventory levels. The possible consequences of Nabisco or key third parties not being fully Year 2000 compliant include temporary plant closings, delays in the delivery of products or receipt of supplies, invoice and collection errors, and inventory obsolescence. However, Nabisco believes its Year 2000 implementation plan, including contingency measures, will be completed in all material respects by the end of 1999, thereby reducing the possible material adverse effects of the Year 2000 on Nabisco's business, results of operations, cash flows or financial condition.

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

    The VaR of the potential loss in fair value associated with Nabisco's exposure to changing interest rates was $207 million after tax at September 30, 1999, a decrease of $39 million from the December 31, 1998 amount. This exposure is primarily related to long-term debt with fixed interest rates.

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

    The VaR associated with Nabisco's net commodity exposure (derivatives plus physical contracts less anticipated future consumption) would result in a potential loss in earnings of $44 million after tax at September 30, 1999, an increase of $26 million from the December 31, 1998 amount primarily due to the volatility of soy oil and wheat commodity prices on our underlying positions in those commodities.

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

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        10.1   Third Amendment to the 364 Day Facility, dated October 28,
               1999, among Nabisco Holdings Corp., Nabisco, Inc., and the lending institutions parties thereto.

        12     Nabisco, Inc. Computation of Ratio of Earnings to Fixed
               Charges for the nine months ended September 30, 1999.

        27.1 Nabisco Holdings Corp. Financial Data Schedule for the nine months ended September 30, 1999.

        27.2 Nabisco, Inc. Financial Data Schedule for the nine months ended September 30, 1999.

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

                                              NABISCO HOLDINGS CORP.
                                              NABISCO, INC.
                                              (Registrants)

Date: November 15, 1999                                         /s/ JAMES E. HEALEY
                                              ......................................
                                              James E. Healey
                                              Executive Vice President and
                                              Chief Financial Officer

                                                                /s/ THOMAS J. PESCE
                                              ......................................
                                              Thomas J. Pesce
                                              Senior Vice President and Controller