Form 10-K405
period 1999-12-31
NABISCO HOLDINGS CORP; NABISCO INC
filed 2000-03-22
CIK 932130, 69526

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 21, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
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

                                 7 CAMPUS DRIVE
                       PARSIPPANY, NEW JERSEY 07054-0311
                                 (973) 682-5000
    (Address, including zip code, and telephone number, including area code, of the principal executive offices of Nabisco Holdings Corp. and Nabisco, Inc.)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                               NAME OF EACH
                                                               EXCHANGE ON
TITLE OF EACH CLASS                                          WHICH REGISTERED
-------------------                                          ----------------
NABISCO HOLDINGS CORP.
 Class A Common Stock, par value $.01 per share                  New York
NABISCO, INC.
 6 1/8% Notes due 2033                                           New York

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

    THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF NABISCO HOLDINGS CORP. ON MARCH 15, 2000 WAS APPROXIMATELY $1.4 BILLION. ALL OF THE STOCK OF NABISCO, INC. IS HELD BY NABISCO HOLDINGS CORP.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: MARCH 15, 2000:

      NABISCO HOLDINGS  51,412,707 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01
                CORP.:  PER SHARE
                        213,250,000 SHARES OF CLASS B COMMON STOCK, PAR VALUE $.01
                        PER SHARE
        NABISCO, INC.:  100 SHARES OF COMMON STOCK, PAR VALUE $2.50 PER SHARE

                              -------------------

    NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                              -------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE DEFINITIVE PROXY STATEMENT OF NABISCO HOLDINGS CORP. TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934 ON OR PRIOR TO APRIL 30, 2000 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                         --------
PART I
Item 1.    Business....................................................      1
               (a) General Development of Business.....................      1
               (b) Financial Information about Industry Segments.......      2
               (c) Narrative Description of Business...................      2
                     Other Matters.....................................      6
               (d) Financial Information about Foreign and Domestic
                     Operations........................................      6
Item 2.    Properties..................................................      6
Item 3.    Legal Proceedings...........................................      6
Item 4.    Submission of Matters to a Vote of Security Holders.........      6
           Executive Officers of the Registrants.......................      7

PART II
Item 5.    Market for Registrants' Common Equity and Related
             Stockholder Matters.......................................      9
Item 6.    Selected Financial Data.....................................     10
Item 7.    Management's Discussion and Analysis of Financial Condition
             and
             Results of Operations.....................................     11
Item 7a.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................     19
Item 8.    Financial Statements and Supplementary Data.................     20
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and
             Financial Disclosure......................................     20

PART III
Item 10.   Directors and Executive Officers of the Registrants.........     21
Item 11.   Executive Compensation......................................     21
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................     21
Item 13.   Certain Relationships and Related Transactions..............     21

PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K..................................................     21

                                     PART I

ITEM 1. BUSINESS

    (A) GENERAL DEVELOPMENT OF BUSINESS

    The operating subsidiaries of Nabisco Holdings Corp. ("Nabisco Holdings") comprise one of the largest food companies in the world. In the United States, the packaged food business is conducted by Nabisco Holdings' subsidiary, Nabisco, Inc. ("Nabisco"), the largest manufacturer and marketer of cookies and crackers. Food operations outside the United States are conducted by Nabisco International, Inc. and Nabisco Ltd, subsidiaries of Nabisco. For financial information with respect to operations in various geographic locations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 to the Consolidated Financial Statements, and the related notes thereto, of Nabisco Holdings and Nabisco as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999 (the "Consolidated Financial Statements").

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

    In 1985, Nabisco Holdings was acquired by RJR Nabisco, Inc., which has been renamed R.J. Reynolds Tobacco Holdings, Inc. ("RJR") and, in 1989, RJR was acquired by RJR Nabisco Holdings Corp., which has been renamed Nabisco Group Holdings Corp ("NGH").

    On January 26, 1995, Nabisco Holdings completed the initial public offering of 51,750,000 shares of its Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), at an initial offering price of $24.50 per share.

    During the second quarter of 1999, a series of reorganization transactions were completed, through which Nabisco Holdings, Nabisco and their subsidiaries are no longer affiliated with RJR and its subsidiaries. The principal transactions in this reorganization that affected the registrants are the following:

    - On May 18, 1999, RJR transferred all of the outstanding Class B Common Stock of Nabisco Holdings to NGH through a merger transaction.

    - On June 14, 1999, NGH distributed all of the outstanding shares of RJR common stock to NGH common stockholders of record as of May 27, 1999.

    NGH owns 100% of the outstanding Class B Common Stock (the "Class B Common Stock" and, together with the Class A Common Stock, the "Common Stock") of Nabisco Holdings, which represents approximately 80.6% of the economic interest and 97.6% of the combined voting power of all of the outstanding Common Stock as of March 15, 2000.

    In 1999, a subsidiary of Nabisco acquired the stock of Canale S.A., Argentina's fourth largest biscuit company. Also in 1999, Nabisco acquired certain assets and liabilities of Favorite Brands International, Inc., the fourth largest non-chocolate candy company in the United States. The acquisition further strengthened our leadership position in non-chocolate candy.

    Nabisco will continue to assess its businesses to evaluate their consistency with strategic objectives. Although Nabisco may acquire and divest additional businesses in the future, no decisions have been made with respect to any such acquisitions or divestitures except as described in the subsequent event section of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 19 to the Consolidated Financial Statements. Under the provisions of existing credit agreements, however, there are restrictions on the sale or disposition of all, substantially all or any substantial portion of certain domestic businesses of Nabisco. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    For information about operating segments for the years 1997 through 1999, see Note 17 to the Consolidated Financial Statements.

    (C) NARRATIVE DESCRIPTION OF BUSINESS

    Nabisco's businesses in the United States are comprised of the Nabisco Biscuit Company and the U.S. Foods Group. Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc.

    Food products are sold under trademarks owned or licensed by Nabisco and brand recognition is considered essential to their successful marketing. Wal-Mart Stores, Inc. and its affiliates accounted for approximately 11% of consolidated net sales in 1999 and no customer accounted for 10% or more of consolidated net sales in 1998 and 1997.

NABISCO BISCUIT COMPANY

    The Nabisco Biscuit Company is the largest manufacturer and marketer in the United States cookie and cracker industry with seven of the top ten selling brands. Overall, in 1999, Nabisco Biscuit had a 39.1% share of the domestic cookie category and a 51.6% share of the domestic cracker category (in the aggregate more than two times the share of its closest competitor). The combined 1999 cookie and cracker market share of 44.5% was 0.5 points above 1998. Leading Nabisco Biscuit cookie brands include OREO, CHIPS AHOY!, NEWTONS and SNACKWELL'S. Leading Nabisco Biscuit cracker brands include RITZ, PREMIUM, TRISCUIT, WHEAT THINS and NABISCO HONEY MAID GRAHAMS.

    OREO and CHIPS AHOY! are the two largest selling cookies in the United States. OREO, the leading sandwich cookie, is Nabisco Biscuit's largest selling cookie brand. Seasonal line extensions such as SPRING OREO, HALLOWEEN OREO and the OREO MILLENIUM TIN, in addition to the "Don't Eat the Winning Oreo" promotion, continue to increase the brand's appeal. CHIPS AHOY! is the leader in the chocolate chip cookie segment driven by its base CHIPS AHOY! business along with CHEWY CHIPS AHOY! and line extensions such as HOLIDAY CHIPS AHOY!

    NEWTONS, the oldest Nabisco Biscuit cookie brand, is the fourth leading cookie brand in the United States. Product improvements made in the first half of the year provided a consumer preferred moister cookie.

    SNACKWELL'S cookies and crackers, on a combined basis, is the eighth leading brand in the United States. The recent more indulgent product introductions, Mint Creme and Caramel Delights, have been solid contributors to the SNACKWELL'S portfolio. SNACKWELL'S continues to maintain the leading share of the better-for-you cookie segment.

    Nabisco Biscuit's cracker business is led by RITZ, the largest selling cracker in the United States. Successful product line extensions such as RITZ BITS, RITZ BITS SANDWICHES and REDUCED FAT RITZ, helped drive the brand's growth. The RITZ product line accounted for 13.9% of cracker sales in the United States in 1999, compared to 13.4% in 1998. PREMIUM, the oldest Nabisco cracker brand and the leader in the saltine cracker segment, is joined by TRISCUIT, WHEAT THINS, NABISCO HONEY MAID GRAHAMS, and AIR CRISPS to comprise, along with RITZ, six of the eight largest selling cracker brands in the United States.

    Nabisco Biscuit's other cookie and cracker brands, which include NUTTER BUTTER, TEDDY GRAHAMS, NILLA, STELLA D'ORO, CHEESE NIPS, BETTER CHEDDARS and BARNUM'S

ANIMAL CRACKERS, compete in consumer niche segments. Many are the first or second largest selling brands in their respective segments. Substantial sales growth by TEDDY GRAHAMS in 1999 resulted from the brand restage and launch of the TEDDY GRAHAMS CHOCOLATEY CHIP line extension. CHEESE NIPS also showed strength with its line extensions, CHEESE NIPS EXTRA CHEDDAR, CHEESE NIPS THREE-CHEESE PIZZA and CHEESE NIPS CATDOG.

    Nabisco Biscuit's products in the breakfast category include SNACKWELL'S cereal bars and KOOL STUF toaster pastries. Both lines had product improvements during the year with an improved topping and increased shelf life on SNACKWELL'S HEARTY FRUIT 'N GRAIN CEREAL BARS and improved icing for KOOL STUF.

    Nabisco Biscuit's products are manufactured in 11 Nabisco Biscuit owned facilities, 13 facilities with which Nabisco Biscuit has production agreements with contract manufacturers throughout the United States and through Nabisco affiliates in Canada. Nabisco Biscuit also operates a flour mill in Toledo, Ohio, which supplies approximately 85% of its flour needs.

    Nabisco Biscuit's products are sold to major grocery and other large retail chains through Nabisco Biscuit's direct store delivery system. The system is supported by a distribution network utilizing 12 warehouses which supply 108 shipping branches where shipments are consolidated for delivery to approximately 63,000 separate delivery points.

U.S. FOODS GROUP

    Nabisco manages its non-biscuit food operations in the U.S. through the U.S. Foods Group which is comprised of the following operating units:

    SALES & INTEGRATED LOGISTICS GROUP. The Sales & Integrated Logistics Group handles sales and distribution for the LifeSavers and Planters Specialty Companies and distribution for the Food Service Company. It sells to major grocery chains, national drug and mass merchandisers, convenience channels and warehouse clubs through a direct sales force. It also sells to small retail grocery chains and regional mass merchandisers through independent brokers. The products are distributed from 12 distribution centers located throughout the United States.

    PLANTERS SPECIALTY COMPANY. The Planters Specialty Company produces and markets a broad range of food products. These products include nuts and salty snacks largely for sale in the United States, primarily under the PLANTERS trademark. Planters, the only nut brand sold nationally, is the clear leader in the packaged nut category. The Planters Specialty Company also manufactures and markets sauces and condiments, pet snacks, hot cereals, dry mix desserts, and gelatins. Many of the Planters Specialty Company products are first or second in their product categories. Well-known brand names include A.1. steak sauces, GREY POUPON mustards, MILK-BONE pet snacks, CREAM OF WHEAT hot cereals, CORNNUTS crispy corn kernel snacks, ROYAL desserts and KNOX gelatines.

    Planters Specialty Company's primary entries in the steak sauce and mustard segments are A.1., A.1. BOLD, A.1. THICK AND HEARTY and A.1. SWEET AND TANGY steak sauces, the leading line of steak sauces, and GREY POUPON mustards, which include the leading Dijon mustard.

    Planters Specialty Company is the largest manufacturer of pet snacks in the United States with MILK-BONE dog biscuits and dog snacks. MILK-BONE products include MILK-BONE ORIGINAL BISCUITS, FLAVOR SNACKS, SUPER PREMIUM BISCUITS, DOG TREATS and DOGGIE BAG TREATS.

    The Planters Specialty Company, a leading manufacturer of hot cereals, participates in the cook-on-stove and mix-in-bowl segments of the category. CREAM OF WHEAT, the leading wheat-based hot cereal, and CREAM OF RICE participate in the cook-on-stove segment. INSTANT CREAM OF WHEAT participates in the mix-in-bowl segment and includes varieties such as BANANA NUT BREAD,

BLUEBERRY MUFFIN and RASPBERRY DANISH. Quaker Oats Company is the most significant participant in the hot cereal category.

    Planters Specialty Company manufactures products in 6 plants and sources products from a number of contract manufacturers.

    LIFESAVERS COMPANY. The LifeSavers Company manufactures and markets non-chocolate candy and gum primarily for sale in the United States. LifeSavers' well-known brands include LIFE SAVERS candy, ICE BREAKERS gum, BREATH SAVERS sugar free mints, CARE*FREE sugarless gum, CREME SAVERS candy, BUBBLE YUM bubble gum, GUMMI SAVERS fruit chewy candy, NOW & LATER fruit chewy taffy and FRUIT STRIPE gum. LIFE SAVERS is the largest selling non-chocolate candy brand in the United States, with a 1999 share of 5.3%, compared to 5.1% in 1998, of the non-chocolate candy category. BREATH SAVERS is the largest selling sugar free breath mint in the United States and BUBBLE YUM is among the largest selling bubble gum brands in the United States.

    LifeSavers Company manufactures its products in 4 owned plants and utilizes 4 primary contract manufacturers.

    FOOD SERVICE COMPANY. The Food Service Company utilizes a direct national sales force to sell a variety of specially packaged food products of the Nabisco Biscuit Company and U.S. Foods Group including cookies, crackers, confections, hot cereals, nuts and condiments to the food service and vending machine industries.

    FAVORITE BRANDS. Favorite Brands is a non-chocolate confection and snack business acquired from Favorite Brands International, Inc. in 1999. Its products include TROLLI gummi candies, SATHERS and FARLEY'S general line candy brands, JET-PUFFED marshmallows and FARLEY'S FRUIT SNACKS. These products are produced and marketed in the United States and sold to major grocery chains, national drug and mass merchandisers, convenience channels and warehouse clubs through independent brokers and a small direct sales force for the SATHERS candy brands. The products are distributed from 10 distribution centers located throughout the United States. The business will be integrated into the other U.S. Foods Group operating units in 2000.

    Favorite Brands manufactures its products in 11 plants and sources products from a number of contract manufacturers.

INTERNATIONAL FOOD GROUP

    Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" and together with Nabisco Ltd, the "International Food Group").

    NABISCO LTD. Nabisco Ltd conducts Nabisco's Canadian operations through its Snack and Grocery Divisions. Excluding private label brands, the Snack Division produced nine of the top ten in each of the cookies and crackers categories in Canada in 1999. Nabisco Ltd's cookie and cracker brands in Canada include OREO, CHIPS AHOY!, SNACKWELL'S, FUDGEE-O, PEEK FREANS, DAD'S, DAVID, PREMIUM PLUS, RITZ, AIR CRISPS, TRISCUIT and STONED WHEAT THINS. These products are manufactured in four bakeries in Canada and are sold through a direct store delivery system, utilizing 10 sales offices and distribution centers and a combination of company trucks and common carriers.

    The Snack Division also uses a separate selling and marketing organization which offers a variety of specially packaged food products to non-grocery outlets, wherever the consumer may have opportunity to consume food products outside of the home. The products are sourced from both the Snack and Grocery Divisions and include cookies, crackers, canned fruits, vegetables, pasta and condiments.

    Nabisco Ltd's Grocery Division produces and markets canned fruits and vegetables, fruit juices and drinks, pet snacks, pasta and other Italian food products. The Grocery Division is the leading canned fruit producer and second largest canned vegetable producer in Canada. Canned fruits and vegetables, as well as fruit juices and drinks, are marketed under the DEL MONTE trademark pursuant to a license from the Del Monte Corporation, and under the AYLMER trademark. Dry pasta and other Italian food products are marketed under the PRIMO trademark, which is the number two pasta brand in Canada. The Grocery Division also markets MILK-BONE pet snacks, CREAM OF WHEAT hot cereals and MAGIC baking powder, each a leading brand in Canada. Nabisco Ltd's Grocery Division operated seven manufacturing facilities in 1999. Five produced canned products, principally fruits and vegetables, one produced pet snacks and one produced pasta. The Grocery Division's products are sold directly to retail chains and are distributed through four regional warehouses.

    NABISCO INTERNATIONAL. Nabisco International is a leading producer of biscuits, powdered dessert and drink mixes, baking powder, pasta, juices, milk products and other grocery items, as well as industrial yeast and bakery ingredients. Nabisco International's operations in Latin America represented more than 70% of Nabisco International's sales in 1999. Nabisco International also operates growing businesses in Asia, Iberia, Middle East and South Africa. Additionally, Nabisco International exports a variety of Nabisco Biscuit Company and U.S. Foods Group products to markets primarily in the Caribbean and Asia.

    The biscuits category represented over 50% of Nabisco International's sales in 1999. Nabisco International is growing global brands like OREO, CHIPS AHOY! and RITZ in various markets as part of Nabisco International's strategy to focus growth in biscuits. Local brands such as TERRABUSI, ARTIACH, MARBU and LUCKY are also part of this category. Nabisco International is the biscuit market leader in Argentina, Venezuela, Puerto Rico, Peru, Ecuador, Nicaragua, Uruguay, Spain, Taiwan and Beijing, China.

    In 1999, Nabisco International increased its Latin American biscuit operations through the acquisition of Argentina's fourth largest biscuit company, Canale S.A.

    In Asia, Nabisco International operates its Chinese biscuit business through joint ventures in Beijing and a wholly-owned subsidiary in Suzhou. In Indonesia, Nabisco International operates a plant which is 70% owned by Nabisco and 30% owned by its partner and distributor.

    Dessert mixes, drink mixes and baking powder are sold under the ROYAL brand, yeast and bakery ingredients under the FLEISCHMANN's brand, processed milk products under the GLORIA brand and juice under the MAGUARY brand. Nabisco International is the market leader in powdered desserts in Spain and most of Latin America and is the market leader in baking powder and yeast throughout Latin America.

    Nabisco International's grocery and biscuit products are sold to retail outlets through its own local country sales forces and independent wholesalers and distributors. Industrial yeast and bakery products are sold to the bakery trade through Nabisco International's own local country sales forces and independent distributors.

    Nabisco International's largest market is Brazil, where it operates 13 manufacturing facilities out of a total of 35 manufacturing facilities in Latin America and 49 worldwide.

RAW MATERIALS

    Agricultural commodities constitute the principal raw materials used by Nabisco in its food businesses. These raw materials are normally purchased through supplier contracts, while the commodities market is utilized to hedge prices for a large portion of North American and certain International anticipated future requirements. Prices of agricultural commodities tend to fluctuate due to seasonal, climactic and economic factors which generally also affect Nabisco's competitors. Nabisco Holdings and Nabisco believe that the raw materials for Nabisco products are in plentiful supply and are readily available from a variety of independent suppliers.

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

                                 OTHER MATTERS

EMPLOYEES

    At December 31, 1999, Nabisco had approximately 50,700 full time employees. Most of the unionized workers at Nabisco's domestic locations are represented under a national contract with the Bakery, Confectionery and Tobacco Workers International Union, which was ratified in August 1996 and which will expire in August 2001. Other unions represent the employees at a number of Nabisco locations. Nabisco Holdings believes that Nabisco's relations with these employees and with their unions are good.

    (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

    For information about foreign and domestic operations for the years 1997 through 1999, see Note 17 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

    For information on properties, see Item 1. For additional information pertaining to the location of Nabisco's assets as of December 31, 1999 and 1998, see Note 17 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

    Nabisco Holdings and/or Nabisco are defendants in various lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on either company's financial condition or results of operations.

    Nabisco Holdings or certain of its subsidiaries have been named "potentially responsible parties" with third parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or may have indemnification obligations with respect to 14 sites. Liability under CERCLA is joint and several. Although it is difficult to identify precisely the estimated cost of resolving these CERCLA and indemnification matters, such expenditures or costs are not expected to have a material adverse effect on Nabisco Holdings' or Nabisco's financial condition or results of operations.

    In addition, a subsidiary of Nabisco may have indemnification obligations to a third party with respect to certain lawsuits arising from a CERCLA site although the subsidiary itself is not named in the lawsuits. Management cannot currently predict the likelihood that it will have to perform on these obligations or what the magnitude of the obligations would be.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANTS

    The following table sets forth certain information concerning the executive officers of Nabisco Holdings and Nabisco:

                                                     BUSINESS EXPERIENCE DURING PAST FIVE YEARS
NAME                               AGE                         AND OTHER INFORMATION
----                             --------   ------------------------------------------------------------
James M. Kilts                      52      President and Chief Executive Officer of Nabisco Holdings
                                              and of Nabisco since January 1998; President and Chief
                                              Executive Officer of Nabisco Group Holdings Corp. ("NGH")
                                              since December 1999; prior thereto Executive Vice
                                              President-Worldwide Food of Philip Morris Companies,
                                              1994-March 1997; President of Kraft USA, 1989-1994. Member
                                              of the Board of Directors of Nabisco Holdings and of
                                              Nabisco since January 1998, NGH since July 1999, the May
                                              Department Stores Company since November 1998 and The
                                              Whirlpool Corporation since April 1999.

Richard H. Lenny                    48      Executive Vice President of Nabisco Holdings and of Nabisco
                                              and President of Nabisco Biscuit Company since February
                                              1998; prior thereto President of Pillsbury North America,
                                              November 1996-January 1998; President of Pillsbury
                                              Specialty Brands, February 1995-November 1996; Senior Vice
                                              President-Sales & Customer Service of Kraft Foods, May
                                              1994-February 1995.

Douglas R. Conant                   48      Executive Vice President of Nabisco Holdings and of Nabisco
                                              since June 1995 and President of Nabisco U.S. Foods Group
                                              since February 1997; previously President of Sales &
                                              Integrated Logistics Group, 1994-June 1995; Senior Vice
                                              President-Marketing of Nabisco Biscuit Company, 1993-1994.

Elizabeth R. Culligan               50      Executive Vice President of Nabisco Holdings and of Nabisco
                                              and President of Nabisco International since February
                                              1998; previously Senior Vice President-Marketing of
                                              Nabisco Biscuit Company, September 1996-February 1998;
                                              prior thereto, President of Ciba Self-Medication North
                                              America, September 1995-September 1996; General Manager
                                              and Vice President of SmithKline Beecham Consumer
                                              Healthcare, Northern Europe, November 1994-August 1995.

Ronald D. Harris                    61      Executive Vice President, Research & Development of Nabisco
                                              since May 1999; prior thereto Adjunct Professor in Food
                                              Science & Technology and Senior Lecturer in the Fisher
                                              College of Business at The Ohio State University, August
                                              1996-May 1999; Consultant and Instructor in the Keller
                                              Graduate School of Management, March 1996-August 1996;
                                              Vice President, Scientific Relations of Kraft Foods,
                                              November 1994-March 1996.

James E. Healey                     58      Executive Vice President and Chief Financial Officer of
                                              Nabisco Holdings and of Nabisco since June 1997; Senior
                                              Vice President and Chief Financial Officer of NGH since
                                              September 1999; prior thereto, Vice President and
                                              Treasurer of Bestfoods (formerly CPC International),
                                              1995-1997; Comptroller of Bestfoods, 1987-1995. Member of
                                              the Board of Directors of Interchange Financial Services
                                              Corp. since 1994.

                                                     BUSINESS EXPERIENCE DURING PAST FIVE YEARS
NAME                               AGE                         AND OTHER INFORMATION
----                             --------   ------------------------------------------------------------
James A. Kirkman III                58      Executive Vice President, General Counsel and Secretary of
                                              Nabisco Holdings and of Nabisco since April 1995; Senior
                                              Vice President and Secretary of NGH since July 1999;
                                              General Counsel of NGH since October 1999; previously
                                              Senior Vice President, General Counsel and Secretary of
                                              Nabisco Holdings, October 1994-April 1995, and of Nabisco,
                                              1992-April 1995.

Peter Klein                         53      Executive Vice President-Strategy, Business Development and
                                              Marketing Services of Nabisco Holdings and Nabisco since
                                              April 1998; prior thereto, Partner and Managing Director
                                              of The Cambridge Group, November 1991-April 1998.

John F. Manfredi                    59      Executive Vice President-Corporate Affairs of Nabisco
                                              Holdings and of Nabisco since April 1995; previously
                                              Senior Vice President-Corporate Affairs of Nabisco
                                              Holdings, October 1994-April 1995; Senior Vice
                                              President-External and Government Affairs of Nabisco,
                                              1992-April 1995.

Thomas G. McBrady                   62      Executive Vice President-Operations of Nabisco Holdings and
                                              of Nabisco since February 1998; previously Senior Vice
                                              President-Operations and Technology of Nabisco Biscuit
                                              Company, 1988-February 1998.

C. Michael Sayeau                   54      Executive Vice President and Chief Personnel Officer of
                                              Nabisco Holdings and of Nabisco since April 1995;
                                              previously Senior Vice President-Human Resources of
                                              Nabisco Holdings, October 1994-April 1995, and of Nabisco,
                                              1992-April 1995.

Doreen A. Wright                    43      Executive Vice President and Chief Information Officer of
                                              Nabisco Holdings and Nabisco since May 1999; prior thereto
                                              Senior Vice President, Operations and Systems of
                                              Prudential Insurance Company, 1995-1998; Senior Vice
                                              President, Enterprise Systems of American Express, 1995.

Thomas J. Pesce                     48      Senior Vice President and Controller of Nabisco Holdings and
                                              of Nabisco since November 1999; Senior Vice President and
                                              Controller of NGH since November 1999; previously Senior
                                              Vice President, Finance of Nabisco Biscuit Company,
                                              October 1996-October 1999; Senior Vice President and Chief
                                              Financial Officer of Nabisco International, 1990-September
                                              1996.

Robert A. Schiffner, Jr.            50      Senior Vice President and Treasurer of Nabisco Holdings and
                                              of Nabisco since July 1998; Senior Vice President and
                                              Treasurer of NGH since August 1999; previously Senior Vice
                                              President and Controller of Nabisco Holdings and of
                                              Nabisco, March 1997-June 1998; Vice President and
                                              Controller of Nabisco Holdings and of Nabisco,
                                              April 1995-February 1997; Senior Director-Finance and
                                              Business Development, Specialty Products Company, January
                                              1994-March 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Class A Common Stock of Nabisco Holdings commenced trading on the New York Stock Exchange (the "NYSE") on January 20, 1995. There is no public trading market for the Class B Common Stock of Nabisco Holdings, all of which is held by NGH. All of the common stock of Nabisco is held by Nabisco Holdings.

    As of March 15, 2000, there were approximately 850 record holders of the Class A Common Stock. The initial public offering price of the Class A Common Stock was $24.50. The closing price on the NYSE of the Class A Common Stock on March 15, 2000 was $27 1/8.

    The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for the Class A Common Stock on the NYSE Composite Tape, as reported in the WALL STREET JOURNAL and dividends declared.

                                                                                                CASH
                                                                                              DIVIDENDS
1999                                                            HIGH                LOW       DECLARED
----                                                        -------------      -------------  ---------
First Quarter.........................................      $45 13/16          $38 5/16        $.1875
Second Quarter........................................      $43 1/2            $37 9/16        $.1875
Third Quarter.........................................      $43 15/16          $34 7/16        $.1875
Fourth Quarter........................................      $38 1/8            $31 3/16        $.1875

1998
----
First Quarter.                                              $50 3/8            $38            $   .1750
Second Quarter........................................      $54 1/4            $34 7/8         $.1750
Third Quarter.........................................      $39 3/16           $31 3/4         $.1750
Fourth Quarter........................................      $42 3/8            $33 3/4         $.1750

    The operations of Nabisco Holdings are conducted through Nabisco and its subsidiaries, and therefore Nabisco Holdings is dependent on the earnings and cash flow of Nabisco and its subsidiaries to satisfy its obligations and other cash needs. For information concerning limitations on dividends, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations"--Liquidity and Financial Condition and Note 10 to the Consolidated Financial Statements. Nabisco Holdings does not believe that its credit arrangements will limit its ability to pay its anticipated quarterly dividends.

    During the second quarter of 1999, a series of reorganization transactions were completed, as a result of which Nabisco Holdings, Nabisco and their subsidiaries are no longer affiliated with RJR and its subsidiaries. The principal transactions in this reorganization that affected Nabisco Holdings and Nabisco, are the following:

       - On May 18, 1999, RJR transferred all of the outstanding Class B Common Stock of Nabisco Holdings to NGH through a merger transaction.

       - On June 14, 1999, NGH distributed all of the outstanding shares of RJR common stock to NGH common stockholders of record as of May 27, 1999.

    NGH owns 100% of the outstanding Class B Common Stock of Nabisco Holdings, which represents approximately 80.6% of the economic interest and 97.6% of the combined voting power of all of the outstanding Common Stock as of March 15, 2000.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data of Nabisco Holdings Corp. ("Nabisco Holdings") presented below as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999 were derived from the consolidated financial statements of Nabisco Holdings (the "Consolidated Financial Statements") set forth herein, which have been audited by Deloitte & Touche LLP, independent auditors. In addition, the selected consolidated financial data of Nabisco Holdings presented below as of December 31, 1997, 1996 and 1995 and for each of the years in the two year period ended December 31, 1996 were derived from audited consolidated financial statements of Nabisco Holdings, not presented herein. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                           1999       1998       1997       1996
--------------------------------------------------             -------    -------    -------    -------
RESULTS OF OPERATIONS
  Net sales.......................................  $ 8,268    $ 8,400    $ 8,734    $ 8,889    $ 8,294
                                                    -------    -------    -------    -------    -------
  Cost of products sold...........................    4,502      4,683      4,950      5,226      4,776
  Selling, advertising, administrative and general
    expenses......................................    2,747      2,672      2,476      2,533      2,389
  Amortization of trademarks and goodwill.........      213        221        226        228        227
  Restructuring charges (credits).................      (67)       530         --        428         --
                                                    -------    -------    -------    -------    -------
    Operating income..............................      873        294      1,082        474        902
  Interest and debt expense(1)....................     (260)      (296)      (326)      (329)      (349)
  Other income (expense), net.....................      (31)       (29)       (32)       (32)       (17)
                                                    -------    -------    -------    -------    -------
    Income (loss) before income taxes.............      582        (31)       724        113        536
  Provision for income taxes......................      222         40        293         96        222
                                                    -------    -------    -------    -------    -------
    Income (loss) before extraordinary item.......      360        (71)       431         17        314
  Extraordinary item - loss on early
    extinguishment of debt, net of income taxes...       (3)        --        (26)        --        (19)
                                                    -------    -------    -------    -------    -------
    Net income (loss).............................  $   357    $   (71)   $   405    $    17    $   295
                                                    =======    =======    =======    =======    =======
PER SHARE DATA
Net income (loss) per common share - basic:
    Income (loss) before extraordinary item.......  $  1.36    $  (.27)   $  1.63    $   .06    $  1.20
    Extraordinary item............................     (.01)        --       (.10)        --       (.07)
                                                    -------    -------    -------    -------    -------
      Net income (loss)...........................  $  1.35    $  (.27)   $  1.53    $   .06    $  1.13
                                                    =======    =======    =======    =======    =======
  Net income (loss) per common share - diluted:
    Income (loss) before extraordinary item.......  $  1.35    $  (.27)   $  1.61    $   .06    $  1.20
    Extraordinary item............................     (.01)        --       (.10)        --       (.07)
                                                    -------    -------    -------    -------    -------
      Net income (loss)...........................  $  1.34    $  (.27)   $  1.51    $   .06    $  1.13
                                                    =======    =======    =======    =======    =======
  Dividends declared per common share.............  $   .75    $   .70    $   .68    $ .6025    $ .4125
                                                    =======    =======    =======    =======    =======
BALANCE SHEET DATA (AT END OF PERIOD)
Working capital.                                    )    (79   )   (209   )    (41   )   (340   $     --
  Total assets....................................   11,707     11,117     12,117     12,290     12,303
  Total debt......................................    4,089      3,805      4,535      4,488      4,455
  Stockholders' equity............................    3,932      3,885      4,204      4,084      4,244

------------------------

(1) For 1995, interest expense included payments to RJR (formerly RJR Nabisco, Inc.) and affiliates of $141 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of Nabisco Holdings' financial condition and results of operations. The discussion and analysis for sales, operating company contribution and operating income includes information as reported in the historical financial statements, followed by items that management believes impact the comparability of historical results, ongoing results and management's discussion and analysis of ongoing results. Ongoing results are presented on a basis consistent with how the ongoing businesses are managed. They exclude sales, operating company contribution and operating income from divested businesses, restructuring charges and credits, restructuring-related expenses and net gains on divested businesses that management believes affect the comparability of the results of operations. The ongoing results of operations should not be viewed as a substitute for the historical results of operations but as a tool to better understand the underlying trends in the business. The discussion and analysis of Nabisco Holdings' financial information and the related notes thereto are included in the Consolidated Financial Statements.

    The food business is conducted by the operating subsidiaries of Nabisco Holdings. Nabisco's businesses in the United States are comprised of Biscuit and the U.S. Foods Group. Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" and together with Nabisco Ltd, the "International Food Group").

NET SALES

                                                                                                % CHANGE
                                                                                                  FROM
                                                            YEARS ENDED DECEMBER 31,           PRIOR YEAR
                                                         ------------------------------   --------------------
DOLLARS IN MILLIONS                                        1999       1998       1997       1999        1998
-------------------                                      --------   --------   --------   --------    --------
REPORTED NET SALES:

  Biscuit..............................................   $3,640     $3,542     $3,545        3%         --%
  U.S. Foods Group.....................................    2,246      2,334      2,604       (4)%       (10)%
  International Food Group.............................    2,382      2,524      2,585       (6)%        (2)%
                                                          ------     ------     ------
  Total................................................    8,268      8,400      8,734       (2)%        (4)%
                                                          ------     ------     ------
NET SALES FROM DIVESTED BUSINESSES:

  U.S. Foods Group.....................................       --        287        616
  International Food Group.............................       --         11         16
                                                          ------     ------     ------
  Total................................................       --        298        632
                                                          ------     ------     ------
NET SALES FROM ONGOING BUSINESSES:

  Biscuit..............................................    3,640      3,542      3,545        3%         --%
  U.S. Foods Group.....................................    2,246      2,047      1,988       10%          3%
  International Food Group.............................    2,382      2,513      2,569       (5)%        (2)%
                                                          ------     ------     ------
  Total................................................   $8,268     $8,102     $8,102        2%         --%
                                                          ======     ======     ======

    THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON NET SALES FROM ONGOING
BUSINESSES:

    1999 VS. 1998. Nabisco Holdings' net sales of $8.27 billion were up 2% compared to 1998 net sales.

    - Biscuit's net sales increased 3% versus the prior year. The sales increase reflects the carryover effect of 1998 price increases and volume increases in cookie and cracker brands behind increased marketing spending and the continued efforts of Biscuit's redesigned direct store delivery sales force. Partially offsetting this increase was a decline in breakfast snack volumes.

    - The U.S. Foods Group's net sales increased 10% versus the prior year. The sales increase was paced by strong volume gains from nuts, confections, condiments and pet snacks. The inclusion of Favorite Brands, acquired in November 1999, contributed 2% points to the overall increase.

    - The International Food Group's net sales decreased 5% versus the prior year. The sales decline was primarily driven by unfavorable foreign currency translation rates, principally in Brazil. Excluding the impact of unfavorable foreign currency translation, sales increased 5%. The increase was primarily due to price increases partially offset by volume declines. The price increases, paced by Brazil, were across all regions, with the exception of Argentina which experienced competitive pricing pressures. The volume declines were primarily in Brazil, the Andean region and Spain offset in part by volume gains in Canada, the Caribbean and Mexico.

    1998 VS. 1997.  Nabisco Holdings' net sales were flat at $8.10 billion.

    - Biscuit's net sales were flat at $3.54 billion versus the prior year reflecting price increases and volume gains in cookies and crackers largely offset by lower volumes in SnackWell's and breakfast snacks. Although net sales were flat versus the prior year, momentum was reestablished in the second half of 1998 and after adjusting selling days to an equal days basis, Biscuit's net sales rose nearly 5% in the fourth quarter of 1998 versus the same period a year ago. These sales reflect the impact of increased marketing spending and the efforts of Biscuit's redesigned direct store delivery sales force which was approximately one-third in place at December 31, 1998.

    - The U.S. Foods Group's net sales increased 3% primarily due to the inclusion of Cornnuts snacks acquired in December 1997 and increased volume for Planters nuts, A.1. steak sauces and pet snacks, partially offset by lower volume for confections.

    - The International Food Group's net sales decreased by 2% in 1998 versus 1997. Excluding the impact of foreign currency translation, net sales were up 2% in 1998 versus the prior year primarily due to price increases and increased volumes in several Latin American markets partially offset by volume declines in Brazil, Argentina and Asia.

OPERATING COMPANY CONTRIBUTION

                                                                                                % CHANGE
                                                                                                  FROM
                                                            YEARS ENDED DECEMBER 31,           PRIOR YEAR
                                                         ------------------------------   --------------------
DOLLARS IN MILLIONS                                        1999       1998       1997       1999        1998
-------------------                                      --------   --------   --------   --------    --------
REPORTED OPERATING COMPANY CONTRIBUTION(1):

  Biscuit..............................................   $  504     $  500     $  691        1%        (28)%
  U.S. Foods Group.....................................      329        335        386       (2)%       (13)%
  International Food Group.............................      186        210        231      (11)%        (9)%
                                                          ------     ------     ------
Total..................................................    1,019      1,045      1,308       (2)%       (20)%
                                                          ------     ------     ------
ITEMS EXCLUDED FROM ONGOING OPERATING COMPANY
  CONTRIBUTION:

Biscuit:
    Restructuring-related expenses.....................      (53)       (42)        --
U.S. Foods Group:
    Restructuring-related expenses.....................       (9)        (6)       (24)
    Results from divested businesses...................       --         38         97
    Net gain on divested businesses....................       --          2         32
International Food Group:
    Restructuring-related expenses.....................      (14)        (8)        (7)
    Results from divested businesses...................       --          1          2
    Net gain on divested businesses....................       --         12         --
                                                          ------     ------     ------
Total..................................................      (76)        (3)       100
                                                          ------     ------     ------

OPERATING COMPANY CONTRIBUTION FROM ONGOING BUSINESSES:

Biscuit................................................      557        542        691        3%        (22)%
U.S. Foods Group.......................................      338        301        281       12%          7%
International Food Group...............................      200        205        236       (2)%       (13)%
                                                          ------     ------     ------
Total..................................................   $1,095     $1,048     $1,208        4%        (13)%
                                                          ======     ======     ======

------------------------

(1) Operating company contribution represents operating income before amortization of trademarks and goodwill and restructuring charges (credits).

    THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON OPERATING COMPANY CONTRIBUTION FROM ONGOING BUSINESSES:

    1999 VS. 1998. Nabisco Holdings' operating company contribution increased 4% to $1.09 billion compared to 1998.

    - Biscuit's operating company contribution increased 3% versus the prior year. The increase reflects the carryover effects of 1998 price increases and lower manufacturing overhead costs resulting from ongoing productivity programs, along with volume gains for both cookies and crackers. Lower breakfast snack volumes, increased marketing spending and increased selling costs associated with the implementation of the redesigned direct store delivery sales force partially offset these gains. Also impacting the 1999 results was a one-time charge of $6 million reflecting the settlement with the Department of Labor regarding overtime pay for sales personnel.

    - The U.S. Foods Group's operating company contribution increased 12% versus the prior year. The results were primarily due to strong volume gains from nuts, confections, condiments and pet snacks partially offset by increased advertising and consumer promotion spending. The impact of productivity programs on fixed selling costs also contributed to the favorable results.

    - The International Food Group's operating company contribution decreased 2% versus the prior year. The decrease was principally due to higher marketing investment across most regions and lower volume and higher raw material costs in the Andean region. This decrease was offset in part by earnings improvements in Asia due to volume, in Argentina resulting from productivity improvements and in Spain due to pricing actions. The unfavorable foreign currency impact at operating company contribution, primarily in Brazil, was mitigated in large part by favorable pricing actions by the Brazilian business.

    1998 VS. 1997. Nabisco Holdings' operating company contribution decreased 13% to $1.05 billion in 1998, compared to $1.21 billion in 1997.

    - Biscuit's operating company contribution declined 22% to $542 million, largely the result of increased marketing spending invested behind core brands including the SnackWell's line. Higher costs associated with strengthening and redesigning the direct store delivery sales organization also significantly contributed to the profit decline.

    - The U.S. Foods Group's operating company contribution in 1998 increased 7% to $301 million from $281 million in 1997 primarily due to gains in Planters nuts, A.1. steak sauces, pet snacks and the acquisition of Cornnuts in December 1997, partially offset by declines in confections.

    - The International Food Group's operating company contribution decreased 13% to $205 million. The decrease in operating company contribution was principally due to unfavorable foreign currency translation of $20 million and lower earnings, exclusive of foreign currency translation, in Spain, Asia and Canada which more than offset increased earnings in Brazil and Argentina as progress was made in lowering costs in these operating units.

OPERATING INCOME

                                                                                                % CHANGE
                                                                                                  FROM
                                                            YEARS ENDED DEEMBER 31,            PRIOR YEAR
                                                         ------------------------------   --------------------
DOLLARS IN MILLIONS                                        1999       1998       1997       1999        1998
-------------------                                      --------   --------   --------   --------    --------
REPORTED OPERATING INCOME..............................   $  873     $  294     $1,082      197%        (73)%
                                                          ------     ------     ------
OPERATING INCOME (EXPENSE) EXCLUDED FROM ONGOING
  BUSINESSES:
  Restructuring (charge) credit........................       67       (530)        --
  Restructuring-related expenses.......................      (76)       (56)       (31)
  Net gain on divested businesses......................       --         14         32
  Results from divested businesses.....................       --         33         87
                                                          ------     ------     ------
  Total................................................       (9)      (539)        88
                                                          ------     ------     ------
OPERATING INCOME FROM ONGOING BUSINESSES...............   $  882     $  833     $  994        6%        (16)%
                                                          ======     ======     ======

    THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON OPERATING INCOME FROM ONGOING BUSINESSES:

    1999 VS. 1998. Nabisco Holdings' operating income was $882 million for 1999, an increase of 6% versus last year. The increase reflects higher operating company contribution discussed previously.

    1998 VS. 1997.  Nabisco Holdings' operating income decreased to
$833 million in 1998 versus $994 million in 1997 as a result of the 13% decline in operating company contribution cited earlier.

RESTRUCTURING

    Savings objectives set in our 1998 restructuring programs are on target despite lower than anticipated spending to date. The June 1998 program was substantially completed in 1999 and the December 1998 program is expected to be substantially completed by mid-year 2000. Pre-tax savings in 1999 were approximately $90 million including cash savings of $86 million and, after completion of the programs, are expected to be approximately $145 million annually including cash savings of $135 million. In 1999, Nabisco recorded a net restructuring credit of $67 million reflecting higher than anticipated proceeds from the sale of facilities closed as part of the 1998 restructuring programs, lower costs and cash outlays than originally estimated for certain of these programs and minor project cancellations. This credit reduced the restructuring charges to $463 million. As the remaining projects from the December 1998 restructuring program are completed, we will continue to analyze the actual spending and the estimated cost to complete the programs. The results of that analysis will determine what further adjustments, if any, will be necessary. Cumulative cash expenditures to date have totaled $103 million with $65 million expended in 1999. The cash component of the restructuring charge for the programs will be approximately $140 million including an estimated $37 million expenditure in 2000. For a further discussion of the restructuring programs, see
Note 3 to the Consolidated Financial Statements.

INTEREST AND DEBT EXPENSE

    1999 VS. 1998. Consolidated interest and debt expense of $260 million in 1999 decreased by $36 million or 12% from 1998 as a result of lower average borrowing levels and lower average interest rates. Debt levels were reduced by the application of net proceeds from businesses sold in the third quarter of 1998, along with funds from operations and lower capital spending. Debt levels edged upward in the second half of 1999 due to borrowings to finance the acquisitions of Canale S.A. and certain assets and liabilities of Favorite Brands International, Inc.

    1998 VS. 1997. Consolidated interest and debt expense of $296 million in 1998 decreased by $30 million or 9% from 1997 primarily due to the paydown of commercial paper with the net proceeds from businesses sold in the third quarter of 1998 and the replacement of fixed rate debt at lower rates partially offset by a reduction in capitalized interest in 1998.

OTHER INCOME (EXPENSE), NET

    1999 VS. 1998. Consolidated other income (expense), net amounted to $31 million of expense in 1999 versus $29 million of expense in 1998, an increase of $2 million in expense. The higher level of expense in 1999 reflects lower interest income partially offset by lower financing costs.

    1998 VS 1997. Consolidated other income (expense), net amounted to $29 million of expense in 1998 versus $32 million of expense in 1997, a decrease of $3 million in expense. The lower level of expense in 1998 reflects higher interest income partially offset by an increase in foreign exchange losses.

PROVISION FOR INCOME TAXES

    1999 VS. 1998. The reported effective tax rate was 38.2% in 1999 versus the (128.4)% rate for 1998. The 38.2% effective tax rate benefited from the 28.3% effective tax rate recorded on restructuring credits. Excluding the tax related impact from restructuring credits in 1999 and restructuring charges and the net gain from divestitures in 1998, the effective tax rates are 39.5% and 40.5% for 1999 and 1998, respectively.

    1998 VS. 1997. The reported effective tax rate was (128.4)% in 1998 versus the 40.5% rate for 1997 due to the greater impact of non-deductible goodwill amortization relative to income (loss) before taxes, a

31.7% effective tax rate on the 1998 restructuring charges, and an 80.9% effective tax rate on the net gain from divestitures in 1998. Excluding the restructuring charges and the net gain from divestitures and their related tax impact, the effective tax rate was 40.5% for 1998.

NET INCOME (LOSS)

    1999 VS. 1998. Nabisco Holdings' net income of $357 million for 1999 compares to a net loss of $71 million for 1998. The increase primarily reflects higher operating income of $579 million and lower interest and debt expense of $36 million partially offset by an increase in the provision for income taxes of $182 million and a $3 million extraordinary loss.

    1998 VS. 1997. Nabisco Holdings' net loss for 1998 includes a $2 million after tax net gain related to divestitures and after tax charges of $395 million related to the 1998 restructuring program. 1997 includes a $1 million net gain and a $26 million extraordinary loss. Excluding these items, net income of $322 million in 1998 decreased 25% from the 1997 full year level of $430 million, reflecting lower operating income, partially offset by lower intangible amortization and interest expense.

SEASONALITY

    Nabisco's business is seasonal, with generally higher sales levels in the fourth quarter. For information concerning seasonality, see Note 18 to the Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows from operating activities amounted to $726 million for 1999 compared to $650 million for 1998. The increase in net cash flows from operating activities primarily reflects the higher level of net income and lower working capital requirements, partially offset by increased spending for restructuring payments.

    Net cash flows from operating activities amounted to $650 million for 1998 compared to $573 million for 1997. The increase in net cash flows from operating activities primarily reflects lower working capital requirements.

    Cash flows used in investing activities were $783 million in 1999 compared to cash inflows of $214 million in 1998. The $997 million change in cash flows was primarily due to increased spending for business acquisitions in 1999 and the absence in 1999 of proceeds from the sale of businesses partially offset by lower capital expenditures and higher proceeds from the sale of assets.

    Net cash flows from investing activities in 1998 increased $587 million from 1997 levels to $214 million, primarily due to increased net proceeds of $500 million from the sale of businesses, and reduced levels of capital expenditures and acquisition spending in 1998.

    Net cash flows from financing activities were $64 million for 1999, compared to $874 million of cash flows used in financing activities for 1998. The
$938 million change in cash flows in 1999 is principally due to an increase in net borrowings in 1999 of $263 million versus a reduction in net borrowings of $717 million in 1998 partially offset by the absence in 1999 of proceeds from the sale of call options on long-term debt issued in January 1998.

    Net cash flows used in financing activities were $874 million for 1998, compared to $158 million of cash flows used in financing activities in 1997. The increase in 1998 is primarily due to higher debt repayments of $748 million in 1998 versus 1997.

    Capital expenditures were $241 million in 1999. Management expects that the level of capital expenditures for 2000 will be approximately $250 million, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations will be sufficient to support its planned capital expenditures in 2000. Nabisco Holdings' long-term commitments for capital expenditures are not material.

    In August 1997, Nabisco issued $200 million of floating rate (5.38% at December 31, 1998) notes due August 2009. During the third quarter of 1999 Nabisco exercised a call option to redeem these notes and recognized an after tax extraordinary loss of approximately $3 million. This redemption was refinanced with commercial paper.

    In December 1997, Nabisco completed a tender offer and redeemed $432 million of its $538 million outstanding 8.3% notes due 1999 and $541 million of its $688 million outstanding 8% notes due 2000. An extraordinary loss of $43 million ($26 million after tax) was recorded for this transaction. The redemption of these notes was refinanced with short-term borrowings, which in turn were refinanced by the issuance of long-term debt in January 1998.

    In January 1998, Nabisco issued $400 million of 6% notes due February 15, 2011 which are putable and callable on February 15, 2001; $300 million of 6 1/8% notes due February 1, 2033 which are putable and callable on February 1, 2003; and $300 million of 6 3/8% notes due February 1, 2035 which are putable and callable on February 1, 2005. Unless the notes are put, the interest rates on the 6% notes, the 6 1/8% notes and the 6 3/8% notes are reset on the applicable put/call date at 5.75%, 6.07% and 6.07%, respectively, plus, in each case, Nabisco's future credit spread on treasury notes at a fixed rate resulting in a yield to maturity of comparable maturities. Nabisco no longer retains the right to call these notes as these options were sold at issuance for $41 million. The net proceeds from these notes and the sale of call options were used to repay commercial paper borrowings.

    Nabisco maintains a three-year $1.5 billion revolving credit facility, of which no borrowings were outstanding at December 31, 1999, and a 364-day $1.10 billion credit facility primarily to support commercial paper borrowings of $902 million. Accordingly, $198 million was available at December 31, 1999. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a three-year term loan at Nabisco's option. Unless extended, the revolving credit facility expires in October 2002 and the 364-day credit facility expires in October 2000. The commitments under the revolving credit facility decline to approximately $1.46 billion in the final year. The revolving credit facility also provides for the issuance of up to $300 million of letters of credit, of which none was issued at December 31, 1999. Availability under the revolving credit facility is reduced by the amount of any borrowings outstanding and letters of credit issued under the facility and by the amount of outstanding commercial paper in excess of $1.10 billion.

    The Nabisco Holdings' credit facilities restrict dividends and distributions after January 1, 1999 by Nabisco Holdings to holders of its equity securities by requiring a minimum net worth amount. As of December 31, 1999, actual net worth, as defined, exceeded required net worth by approximately $915 million. Nabisco Holdings does not believe that its credit arrangements will limit its ability to pay dividends.

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

    Nabisco filed a shelf registration statement with the Securities and Exchange Commission for $1.0 billion of debt which was declared effective on December 10, 1999.

    At December 31, 1999, Nabisco Holdings' total debt (notes payable and long-term debt, including current maturities) and total capital (total debt and stockholders' equity) amounted to approximately $4.1 billion and $8.0 billion, respectively, of which total debt is higher by approximately $284 million and total capital is higher by $331 million than at December 31, 1998. Approximately $3.8 billion of this debt was issued by Nabisco, of which $27 million was secured debt. The $276 million balance was issued by various Nabisco subsidiaries. Nabisco Holdings' ratios of total debt to stockholders' equity and total debt to total capital were 1.04 to 1 and .51 to 1, respectively.

    The 1998 restructuring programs will require cash expenditures of approximately $140 million, of which $103 million has been spent through December 31, 1999. The remaining amount of $37 million will be expended primarily in 2000. In addition, the programs required additional expenditures of $132 million, of which $76 million was incurred in 1999. These additional expenses were principally for implementation and integration of the programs and included costs for relocation of employees and equipment and training. Nabisco expects to incur capital expenditures of approximately $85 million over the programs' duration, of which $69 million has been incurred since the programs' inception. All cash requirements are expected to be funded from operations.

    At December 31, 1999, there was $802 million of accumulated and undistributed income of foreign subsidiaries. No applicable U.S. taxes have been provided because management intends for these earnings to be reinvested abroad indefinitely. The accumulated and undistributed earnings have funded and will continue to fund international acquisitions, new product introductions and other business building opportunities.

INFLATION

    Inflation has not had a material effect on Nabisco Holdings' or Nabisco's business in recent years.

YEAR 2000 ISSUE

    The Year 2000 Issue was a result of computer applications that were written using two digits rather than four digits to define the applicable year. The issue was whether computer systems would properly interpret date-sensitive information when the year changed to 2000. Nabisco recognized the issues associated with the Year 2000 problem and the need to ensure that its operations would not be adversely impacted by Year 2000 software failures. Comprehensive reviews of all systems and applications, including those of key third parties (suppliers, service providers and customers) were conducted and detailed plans were developed for required system modifications and replacements.

    Incremental costs, which included contractor costs to modify or replace existing systems, and costs of internal resources dedicated to achieving Year 2000 compliance were charged to expense as incurred and were funded from operating cash flows. The total cost of achieving Year 2000 compliance was $40 million, of which $24 million was incurred in 1999.

    Nabisco's Year 2000 implementation plan, including contingency measures, was completed in all material respects by the end of 1999. The Year 2000 issue did not have a material effect on Nabisco's business, results of operations, cash flows or financial condition.

SUBSEQUENT EVENT

    On December 14, 1999, Nabisco announced its participation in a joint venture, Burlington Biscuits plc ("Burlington"), with Hicks, Muse, Tate & Furst Limited ("HMTF"), an investment firm, to bid for 100% of United Biscuits (Holdings) plc ("UB"). Subsequently, Burlington acquired 29.9% of UB. As announced on March 20, 2000, Nabisco and HMTF have entered into definitive agreements under which: (i) Nabisco and HMTF will join a consortium of investors, Finalrealm Limited ("Finalrealm"), also bidding for UB; (ii) an associate of Finalrealm will acquire Burlington's 29.9% interest in UB, giving Finalrealm a 47.6% interest in UB; (iii) Finalrealm's cash offer of 265 pence per UB share becomes a Final Offer under the City Code and is extended until April 5, 2000; (iv) subject to Finalrealm being entitled to exercise compulsory acquisition rights in respect of minority interests in UB and regulatory competition clearance, Nabisco will contribute approximately $45 million in cash and its operations in Spain, Portugal and the Middle East (in 1999, these operations had net sales of approximately $290 million) to an associate of

Finalrealm; (v) Finalrealm has agreed to procure the sale to Nabisco of UB's operations in China, Hong Kong and Taiwan conditional on the Final Offer becoming or being declared wholly unconditional (in 1999, these operations had net sales of approximately $66 million); and (vi) following completion of the Final Offer and its related transactions, Nabisco would have an equity interest of 24.6% in the joint venture.

    Upon completion, the joint venture will be comprised of UB businesses in the United Kingdom, France and the Benelux countries, Nabisco's operations named above and HMTF's UK Horizon Biscuits business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of Nabisco due to adverse changes in financial and commodity market prices and rates. In the ordinary course of business, Nabisco is exposed to market risk in the areas of foreign currency exchange rates, interest rates and commodity prices. These exposures are directly related to its international operations, its use of agricultural commodities in its operations, and its normal investing and funding activities. Nabisco has established various policies and procedures to manage its exposure to market risks, including the use of financial and commodity derivatives, which are highly correlated to its underlying exposures. The counterparties in these transactions are highly rated financial institutions. The fair value of derivative financial instruments is monitored based on the amounts the company would receive or pay when settling the contracts. Additional information regarding our use of financial instruments is included in Notes 1 and 14 to the Consolidated Financial Statements.

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

    The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value or pre-tax earnings that will be incurred by Nabisco, nor does it consider the potential effect of favorable changes in market factors.

INTEREST RATE EXPOSURE

    Nabisco manages its debt structure and interest rate risk through the use of fixed and floating rate debt, and through the use of derivatives. Nabisco uses interest rate swaps and caps to hedge its exposure to interest rate changes, and also to lower its financing costs. Nabisco is exposed to changes in interest rates primarily as a result of its borrowing activities which include commercial paper, short-term borrowings and long-term fixed rate debt used to maintain liquidity and fund its business operations. The 1999 average VaR associated with the fair value of financial instruments resulting from changes in interest rates was a $216 million after-tax loss. At December 31, 1999, it was a $221 million after-tax loss, a decrease of $25 million from the December 31, 1998 amount. This change is primarily due to the decrease in price volatility of long-term U.S. treasuries which are used to estimate the VaR of Nabisco's interest rate sensitive financial instruments.

    Nabisco does not believe that reasonably possible near-term changes in interest rates will have a material effect on the future earnings or cash flows of Nabisco.

FOREIGN EXCHANGE EXPOSURE

    Foreign currency fluctuations can affect Nabisco's net investments, earnings and cash flows denominated in foreign currencies. Nabisco primarily uses foreign currency forward contracts and option contracts to hedge certain international subsidiary debt and protect Nabisco from the risk that eventual dollar cash flows resulting from transactions with international third parties will be adversely affected by changes in exchange rates. Nabisco's primary exchange rate exposure is with various Latin American currencies and the Canadian dollar against the U.S. dollar.

    Upon reviewing its derivatives and other foreign currency instruments, based on historical foreign currency rate movements, Nabisco does not believe that reasonably possible near-term changes in foreign currency will result in a material effect on the future earnings, fair values or cash flows of Nabisco.

COMMODITY PRICE EXPOSURE

    The acquisition of certain raw materials used in Nabisco's products exposes it to commodity price changes. Nabisco utilizes purchase orders, non-cancelable contracts, futures contracts and futures options to manage its commodity price risk. Nabisco's primary commodity price exposures are to wheat, sugar, cocoa and vegetable oils.

    The VaR associated with Nabisco's derivative commodity instruments due to reasonably possible near-term changes in commodity prices, based on historical commodity price movements, would not result in a material effect on the future earnings of Nabisco.

    The VaR associated with Nabisco's net commodity exposure (anticipated future purchases less derivatives, inventory and firm purchase commitments) would result in a potential loss in pre-tax earnings of $30 million at December 31, 1999, an increase of $12 million from the December 31, 1998 amount primarily due to the volatility of soy oil and wheat commodity prices on our underlying positions in those commodities. For 1999, the average VaR associated with Nabisco's net commodity exposure was a pre-tax loss of $36 million.

    The VaR associated with either Nabisco's derivative commodity instruments or its net commodity exposure would not have a material effect on the fair values or cash flows of Nabisco.

                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements concerning, among other things, the amount of savings from restructuring programs, the level of future capital expenditures, and the level of dividends. These statements reflect management's current views with respect to future events and financial performance. These forward-looking statements are based on many assumptions and factors including competitive pricing for products, commodity prices, success of new product innovations and acquisitions, economic conditions in countries where Nabisco Holdings' subsidiaries do business, the effects of currency fluctuations and the effects of government regulation. Any changes in such assumptions or factors could produce significantly different results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Refer to the Index to Financial Statements on page 24 for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

    Item 10 is hereby incorporated by reference to Nabisco Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2000. Reference is also made regarding the executive officers of the Registrants to "Executive Officers of the Registrants" following Item 4 of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

    Item 11 is hereby incorporated by reference to Nabisco Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Item 12 is hereby incorporated by reference to Nabisco Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Item 13 is hereby incorporated by reference to Nabisco Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2000.

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

       (B)                         REPORTS ON FORM 8-K FILED IN FOURTH QUARTER 1999

                                   None.

       (C)                         EXHIBITS

                                   See Exhibit Index.

       (D)                         FINANCIAL STATEMENT SCHEDULES

                                   None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Parsippany, State of New Jersey on March 21, 2000.

                                             NABISCO HOLDINGS CORP.

                                             By:              /s/ JAMES E. HEALEY
                                                  ...........................................
                                                               (James E. Healey)
                                                         Executive Vice President and
                                                            Chief Financial Officer

                                                              /s/ THOMAS J. PESCE
                                                  ...........................................
                                                               (Thomas J. Pesce)
                                                             Senior Vice President
                                                                and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2000.

        SIGNATURE                      TITLE                      SIGNATURE           TITLE
        ---------                      -----                      ---------           -----
            *              President and Chief Executive
 .........................    Officer (principal
    (James M. Kilts)         executive officer) and
                             Director

   /s/ JAMES E. HEALEY     Executive Vice President and
 .........................    Chief Financial Officer
    (James E. Healey)

   /s/ THOMAS J. PESCE     Senior Vice President and
 .........................    Controller (principal
    (Thomas J. Pesce)        accounting officer)

            *              Director                                   *              Director
 .........................                                 .........................
      (Herman Cain)                                          (David B. Jenkins)

            *              Director                                                  Director
 .........................                                 .........................
  (John T. Chain, Jr.)                                         (Kay Koplovitz)

            *              Director                                   *              Director
 .........................                                 .........................
  (Julius L. Chambers)                                      (Fred H. Langhammer)

            *              Director                                   *              Director
 .........................                                 .........................
   (John L. Clendenin)                                      (H. Eugene Lockhart)

            *              Chairman of the                            *              Director
 .........................    Board of Directors           .........................
  (Steven F. Goldstone)                                     (Theodore E. Martin)

            *              Director                                   *              Director
 .........................                                 .........................
     (Ray J. Groves)                                        (Rozanne L. Ridgway)

                                             *By:          /s/ JAMES A. KIRKMAN III
                                                  ...........................................
                                                            (James A. Kirkman III)
                                                               Attorney-in-Fact

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Parsippany, State of New Jersey on March 21, 2000.

                                             NABISCO, INC.

                                             By:              /s/ JAMES E. HEALEY
                                                  ...........................................
                                                               (James E. Healey)
                                                         Executive Vice President and
                                                            Chief Financial Officer

                                                              /s/ THOMAS J. PESCE
                                                  ...........................................
                                                               (Thomas J. Pesce)
                                                             Senior Vice President
                                                                and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2000.

        SIGNATURE                      TITLE                      SIGNATURE           TITLE
        ---------                      -----                      ---------           -----
            *              President and Chief Executive
 .........................    Officer (principal
    (James M. Kilts)         executive officer) and
                             Director

   /s/ JAMES E. HEALEY     Executive Vice President and
 .........................    Chief Financial Officer
    (James E. Healey)

   /s/ THOMAS J. PESCE     Senior Vice President and
 .........................    Controller (principal
    (Thomas J. Pesce)        accounting officer)

            *              Director                                   *              Director
 .........................                                 .........................
      (Herman Cain)                                          (David B. Jenkins)

            *              Director                                                  Director
 .........................                                 .........................
  (John T. Chain, Jr.)                                         (Kay Koplovitz)

            *              Director                                   *              Director
 .........................                                 .........................
  (Julius L. Chambers)                                      (Fred H. Langhammer)

            *              Director                                   *              Director
 .........................                                 .........................
   (John L. Clendenin)                                      (H. Eugene Lockhart)

            *              Chairman of the                            *              Director
 .........................    Board of Directors           .........................
  (Steven F. Goldstone)                                     (Theodore E. Martin)

            *              Director                                   *              Director
 .........................                                 .........................
     (Ray J. Groves)                                        (Rozanne L. Ridgway)

                                             *By:          /s/ JAMES A. KIRKMAN III
                                                  ...........................................
                                                            (James A. Kirkman III)
                                                               Attorney-in-Fact

                         INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                              ------------------
FINANCIAL STATEMENTS

  Management's Responsibility for Financial Statements......  F-1

  Report of Deloitte & Touche LLP, Independent Auditors.....  F-1

  Consolidated Statements of Income--Years Ended
    December 31, 1999, 1998 and 1997........................  F-2

  Consolidated Statements of Comprehensive Income--Years
    Ended December 31, 1999, 1998 and 1997..................  F-3

  Consolidated Statements of Cash Flows--Years Ended
    December 31, 1999, 1998 and 1997........................  F-4

  Consolidated Balance Sheets--December 31, 1999 and 1998...  F-5

  Consolidated Statements of Stockholders' Equity--Years
    Ended December 31, 1999, 1998 and 1997..................  F-6 - F-7

  Notes to Consolidated Financial Statements................  F-8 - F-33

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

    The financial statements presented in this report have been prepared by management in accordance with generally accepted accounting principles using, where appropriate, management's best estimates and judgment. Management maintains a system of internal controls to provide reasonable assurance that the Companies' assets are safeguarded and transactions are executed as authorized and properly recorded. The system includes established policies and procedures, a program of internal audits, management reviews and careful selection and training of qualified personnel.

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

James M. Kilts
President and
Chief Executive Officer

James E. Healey
Executive Vice President and
Chief Financial Officer

             REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

Nabisco Holdings Corp.:
Nabisco, Inc.:

    We have audited the accompanying consolidated balance sheets of Nabisco Holdings Corp. ("Nabisco Holdings") and Nabisco, Inc. ("Nabisco") as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Nabisco Holdings and Nabisco at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Parsippany, New Jersey
February 2, 2000

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------------------------
                                                    1999                  1998                  1997
                                             -------------------   -------------------   -------------------
                                             NABISCO               NABISCO               NABISCO
                                             HOLDINGS   NABISCO    HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                             -------     ------    -------     ------    -------     ------
NET SALES..................................  $ 8,268     $8,268    $ 8,400     $8,400    $ 8,734     $8,734
                                             -------     ------    -------     ------    -------     ------
Costs and expenses:
  Cost of products sold....................    4,502      4,502      4,683      4,683      4,950      4,950
  Selling, advertising, administrative and
    general expenses.......................    2,747      2,747      2,672      2,672      2,476      2,476
  Amortization of trademarks and
    goodwill...............................      213        213        221        221        226        226
  Restructuring charges (credits) (Note
    3).....................................      (67)       (67)       530        530         --         --
                                             -------     ------    -------     ------    -------     ------
      OPERATING INCOME.....................      873        873        294        294      1,082      1,082
Interest and debt expense..................     (260)      (260)      (296)      (296)      (326)      (326)
Other income (expense), net................      (31)       (31)       (29)       (29)       (32)       (32)
                                             -------     ------    -------     ------    -------     ------
      Income (loss) before income taxes....      582        582        (31)       (31)       724        724
Provision for income taxes.................      222        222         40         40        293        293
                                             -------     ------    -------     ------    -------     ------
      INCOME (LOSS) BEFORE EXTRAORDINARY
        ITEM...............................      360        360        (71)       (71)       431        431
Extraordinary item - loss on early
  extinguishment of debt, net of income
  taxes (Note 10)..........................       (3)        (3)        --         --        (26)       (26)
                                             -------     ------    -------     ------    -------     ------
      NET INCOME (LOSS)....................  $   357     $  357    $   (71)    $  (71)   $   405     $  405
                                             =======     ======    =======     ======    =======     ======
NET INCOME (LOSS) PER COMMON SHARE - BASIC:
  Income (loss) before extraordinary
    item...................................  $  1.36               $  (.27)              $  1.63
  Extraordinary item.......................     (.01)                   --                  (.10)
                                             -------               -------               -------
      NET INCOME (LOSS)....................  $  1.35               $  (.27)              $  1.53
                                             =======               =======               =======
NET INCOME (LOSS) PER COMMON
  SHARE - DILUTED:
  Income (loss) before extraordinary
    item...................................  $  1.35               $  (.27)              $  1.61
  Extraordinary item.......................     (.01)                   --                  (.10)
                                             -------               -------               -------
      NET INCOME (LOSS)....................  $  1.34               $  (.27)              $  1.51
                                             =======               =======               =======

DIVIDENDS DECLARED PER COMMON SHARE........  $   .75               $   .70               $   .68
                                             =======               =======               =======
Average number of common shares outstanding
  (in thousands):
  Basic....................................  264,670               264,547               265,057
                                             =======               =======               =======
  Diluted..................................  266,757               264,547               267,374
                                             =======               =======               =======

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN MILLIONS)

                                                                YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------------------------
                                                    1999                  1998                  1997
                                             -------------------   -------------------   -------------------
                                             NABISCO               NABISCO               NABISCO
                                             HOLDINGS   NABISCO    HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                             -------     ------    -------     ------    -------     ------

NET INCOME (LOSS)..........................  $   357     $  357    $   (71)    $  (71)   $   405     $  405
                                             -------     ------    -------     ------    -------     ------

Other comprehensive income (loss):

  Cumulative translation adjustment........     (111)      (111)       (57)       (57)       (73)       (73)

  Minimum pension liability adjustment.....        3          3          3          3         (6)        (6)
                                             -------     ------    -------     ------    -------     ------

Other comprehensive income (loss) before
  income taxes.............................     (108)      (108)       (54)       (54)       (79)       (79)

  Provision (benefit) for income taxes.....        1          1          1          1         (2)        (2)
                                             -------     ------    -------     ------    -------     ------

OTHER COMPREHENSIVE INCOME (LOSS) NET OF
  INCOME TAX...............................     (109)      (109)       (55)       (55)       (77)       (77)
                                             -------     ------    -------     ------    -------     ------

COMPREHENSIVE INCOME (LOSS)................  $   248     $  248    $  (126)    $ (126)   $   328     $  328
                                             =======     ======    =======     ======    =======     ======

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                 YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------------------
                                                                     1999                  1998                  1997
                                                              -------------------   -------------------   -------------------
                                                              NABISCO               NABISCO               NABISCO
                                                              HOLDINGS   NABISCO    HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                              --------   --------   --------   --------   --------   --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss).........................................   $ 357      $ 357     $   (71)   $   (71)   $   405    $   405
  Adjustments to reconcile net income to cash flows
    from operating activities:
      Depreciation of property, plant and equipment.........     265        265         273        273        277        277
      Amortization of intangibles...........................     213        213         221        221        226        226
      Deferred income tax provision (benefit)...............      48         48        (188)      (188)        11         11
      Restructuring items, net of cash payments.............    (157)      (157)        491        491       (135)      (135)
      Accounts receivable...................................    (139)      (139)         --         --         14         14
      Inventories...........................................    (102)      (102)         44         44        (12)       (12)
      Prepaid expenses and other current assets.............       3          3         (10)       (10)        (6)        (6)
      Accounts payable......................................     174        174         (49)       (49)        10         10
      Accrued liabilities...................................      77         73         (32)       (45)      (192)      (214)
      Income taxes accrued..................................     (15)       (15)         (3)        (3)        19         19
      Other, net............................................      (1)        (1)        (12)       (12)       (55)       (55)
      Extraordinary loss....................................       3          3          --         --         43         43
      Gain on divestitures, net.............................      --         --         (14)       (14)       (32)       (32)
                                                               -----      -----     -------    -------    -------    -------
    Net cash flows from operating activities................     726        722         650        637        573        551
                                                               -----      -----     -------    -------    -------    -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures......................................    (241)      (241)       (340)      (340)      (392)      (392)
  Acquisition of businesses.................................    (578)      (578)         (9)        (9)       (46)       (46)
  Other, net................................................      36         36          13         13         15         15
  Proceeds from sale of businesses..........................      --         --         550        550         50         50
                                                               -----      -----     -------    -------    -------    -------
    Net cash flows from (used in) investing activities......    (783)      (783)        214        214       (373)      (373)
                                                               -----      -----     -------    -------    -------    -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from the issuance of long-term debt..........     777        777       1,279      1,279      1,229      1,229
  Repayments of long-term debt..............................    (491)      (491)     (1,893)    (1,893)    (1,145)    (1,145)
  Decrease in notes payable.................................     (23)       (23)       (103)      (103)       (45)       (45)
  Dividends paid on common stock............................    (195)      (195)       (185)      (185)      (175)      (175)
  Repurchase of Class A common stock........................     (12)        --         (38)        --        (22)        --
  Net proceeds from issuance of Class A common stock........       8         --          25         --         --         --
  Proceeds from the sale of call options on long-term
    debt....................................................      --         --          41         41         --         --
                                                               -----      -----     -------    -------    -------    -------
    Net cash flows from (used in) financing activities......      64         68        (874)      (861)      (158)      (136)
                                                               -----      -----     -------    -------    -------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (8)        (8)         (6)        (6)        (8)        (8)
                                                               -----      -----     -------    -------    -------    -------
    Net change in cash and cash equivalents.................      (1)        (1)        (16)       (16)        34         34
Cash and cash equivalents at beginning of period............     111        111         127        127         93         93
                                                               -----      -----     -------    -------    -------    -------
Cash and cash equivalents at end of period..................   $ 110      $ 110     $   111    $   111    $   127    $   127
                                                               =====      =====     =======    =======    =======    =======
Income taxes paid, net of refunds...........................   $ 190      $ 190     $   231    $   231    $   247    $   247
Interest paid...............................................   $ 261      $ 261     $   276    $   276    $   358    $   358

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                           DECEMBER 31, 1999     DECEMBER 31, 1998
                                                          -------------------   -------------------
                                                          NABISCO               NABISCO
                                                          HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                          -------    -------    -------    -------
ASSETS
Current assets:
  Cash and cash equivalents.............................  $   110    $   110    $   111    $   111
  Accounts receivable, net..............................      681        681        506        506
  Deferred income taxes.................................      116        116         98         98
  Inventories...........................................      898        898        753        753
  Prepaid expenses and other current assets.............       79         79         70         69
                                                          -------    -------    -------    -------
      TOTAL CURRENT ASSETS..............................    1,884      1,884      1,538      1,537
                                                          -------    -------    -------    -------
Property, plant and equipment--at cost..................    5,053      5,053      4,806      4,806
Less accumulated depreciation...........................   (1,966)    (1,966)    (1,859)    (1,859)
                                                          -------    -------    -------    -------
  Net property, plant and equipment.....................    3,087      3,087      2,947      2,947
                                                          -------    -------    -------    -------
Trademarks, net of accumulated amortization of $1,214
  and $1,102, respectively..............................    3,443      3,443      3,368      3,368
Goodwill, net of accumulated amortization of $1,007 and
  $910, respectively....................................    3,159      3,159      3,182      3,182
Other assets and deferred charges.......................      134        134         82         82
                                                          -------    -------    -------    -------
                                                          $11,707    $11,707    $11,117    $11,116
                                                          =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.........................................  $    39    $    39    $    68    $    68
  Accounts payable......................................      642        642        407        407
  Accrued liabilities...................................    1,020        970      1,043        997
  Intercompany payable to Nabisco Holdings..............       --          7         --          5
  Current maturities of long-term debt..................      158        158        118        118
  Income taxes accrued..................................      104        104        111        111
                                                          -------    -------    -------    -------
      TOTAL CURRENT LIABILITIES.........................    1,963      1,920      1,747      1,706
                                                          -------    -------    -------    -------
Long-term debt (less current maturities)................    3,892      3,892      3,619      3,619
Other noncurrent liabilities............................      744        744        704        704
Deferred income taxes...................................    1,176      1,176      1,162      1,162
Contingencies (Note 11).................................
Stockholders' equity:
  Class A common stock (51,412,707 and 51,434,872 shares
    issued and outstanding at December 31, 1999 and
    1998, respectively).................................        1         --          1         --
  Class B common stock (213,250,000 shares issued and
    outstanding at December 31, 1999 and 1998)..........        2         --          2         --
  Paid-in capital.......................................    4,093      4,141      4,092      4,141
  Retained earnings (deficit)...........................      148        127         (5)       (31)
  Treasury stock, at cost...............................      (17)        --        (18)        --
  Accumulated other comprehensive income (loss).........     (293)      (293)      (185)      (185)
  Notes receivable on common stock purchases............       (2)        --         (2)        --
                                                          -------    -------    -------    -------
      TOTAL STOCKHOLDERS' EQUITY........................    3,932      3,975      3,885      3,925
                                                          -------    -------    -------    -------
                                                          $11,707    $11,707    $11,117    $11,116
                                                          =======    =======    =======    =======

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (DOLLARS IN MILLIONS AND SHARES IN THOUSANDS)

                                                                                 ACCUMULATED
                                       COMMON STOCK                                 OTHER
                                    -------------------   PAID-IN    RETAINED   COMPREHENSIVE   TREASURY      NOTES
                                     SHARES     AMOUNT    CAPITAL    EARNINGS      INCOME        STOCK     RECEIVABLE     TOTAL
                                    --------   --------   --------   --------   -------------   --------   -----------   --------
BALANCE AT JANUARY 1, 1997........  265,070      $ 3       $4,093     $  43         $ (53)        $--      $       (2)    $4,084
Net income........................                                      405                                                  405
Cumulative translation
  adjustment......................                                                    (73)                                   (73)
Minimum pension liability, net of
  tax benefit of $1...............                                                     (4)                                    (4)
Dividends declared................                                     (180)                                                (180)
Repurchase of Class A shares......     (682)                                                       (32)                      (32)
Other.............................                              4                                                              4
                                    -------      ---       ------     -----         -----         ----     -----------    ------
BALANCE AT DECEMBER 31, 1997......  264,388        3        4,097       268          (130)         (32)            (2)     4,204
Net income........................                                      (71)                                                 (71)
Cumulative translation
  adjustment......................                                                    (57)                                   (57)
Minimum pension liability, net of
  tax expense of $2...............                                                      2                                      2
Dividends declared................                                     (185)                                                (185)
Repurchase of Class A shares......     (568)                                                       (27)                      (27)
Class A treasury shares issued....      865                     5       (17)                        41                        29
Other.............................                            (10)                                                           (10)
                                    -------      ---       ------     -----         -----         ----     -----------    ------
BALANCE AT DECEMBER 31, 1998......  264,685        3        4,092        (5)         (185)         (18)            (2)     3,885
Net income........................                                      357                                                  357
Cumulative translation
  adjustment......................                                                   (111)                                  (111)
Minimum pension liability, net of
  tax expense of $1...............                                                      2                                      2
Dividends declared................                                     (198)                                                (198)
Repurchase of Class A shares......     (300)                                                       (12)                      (12)
Class A treasury shares issued....      278                              (5)                        13                         8
Other.............................                              1        (1)            1                                      1
                                    -------      ---       ------     -----         -----         ----     -----------    ------
BALANCE AT DECEMBER 31, 1999......  264,663      $ 3       $4,093     $ 148         $(293)        $(17)    $       (2)    $3,932
                                    =======      ===       ======     =====         =====         ====     ===========    ======

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 NABISCO, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN MILLIONS)

                                                                                   ACCUMULATED
                                                                                      OTHER
                                                            PAID-IN    RETAINED   COMPREHENSIVE
                                                            CAPITAL    EARNINGS      INCOME        TOTAL
                                                            --------   --------   -------------   --------
BALANCE AT JANUARY 1, 1997................................  $ 4,147     $  --         $ (53)       $4,094
Net income................................................                405                         405
Cumulative translation adjustment.........................                              (73)          (73)
Minimum pension liability, net of tax benefit of $1.......                               (4)           (4)
Dividends declared........................................               (180)                       (180)
Other.....................................................        4                                     4
                                                            -------     -----         -----        ------
BALANCE AT DECEMBER 31, 1997..............................    4,151       225          (130)        4,246
Net income................................................                (71)                        (71)
Cumulative translation adjustment.........................                              (57)          (57)
Minimum pension liability, net of tax expense of $2.......                                2             2
Dividends declared........................................               (185)                       (185)
Other.....................................................      (10)                                  (10)
                                                            -------     -----         -----        ------
BALANCE AT DECEMBER 31, 1998..............................    4,141       (31)         (185)        3,925
Net income................................................                357                         357
Cumulative translation adjustment.........................                             (111)         (111)
Minimum pension liability, net of tax expense of $1.......                                2             2
Dividends declared........................................               (198)                       (198)
Other.....................................................                 (1)            1            --
                                                            -------     -----         -----        ------
BALANCE AT DECEMBER 31, 1999..............................  $ 4,141     $ 127         $(293)       $3,975
                                                            =======     =====         =====        ======

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

CONSOLIDATION AND USE OF ESTIMATES

    The Consolidated Financial Statements include the accounts of the Companies and their subsidiaries. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    Certain prior year amounts have been reclassified to conform to the 1999 presentation.

CASH AND CASH EQUIVALENTS

    Cash equivalents include all short-term, highly liquid investments that are readily convertible to known amounts of cash and that have original maturities of three months or less. Cash equivalents at December 31, 1999 and 1998, valued at cost (which approximated market value), totaled $54 million and $71 million, respectively.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined principally under the first-in, first-out method.

COMMODITY CONTRACTS

    Due to wide fluctuations in the market prices for various agricultural commodities, Nabisco frequently enters into futures contracts to hedge the price risk associated with anticipated purchases. Nabisco realizes changes in the market value of futures contracts that qualify as hedges as an addition to, or reduction from, the raw material inventory cost. Realized gains and losses are recorded in cost of products sold when the related finished products are sold. The amount of hedging losses deferred as of December 31, 1999 and 1998 was $7 million and $5 million, respectively. Any futures contracts that do not qualify for hedge accounting treatment are marked-to-market each reporting period with the resulting market change reflected in cost of products sold in the current period.

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

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
TRADEMARKS AND GOODWILL

    Values assigned to trademarks and goodwill are amortized on a straight-line basis principally over a 40-year period.

LONG-LIVED ASSETS

    Long-lived assets are comprised of intangible assets and property, plant and equipment. Long-lived assets, including certain identifiable intangibles and goodwill related to those assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. Assets to be disposed of are reported at the lower of their carrying value or estimated net realizable value.

REVENUE RECOGNITION

    Revenue is recognized when title to finished product passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net includes interest income, certain foreign currency gains and losses, expenses related to the sales of accounts receivable, and fees related to banking and borrowing programs.

ADVERTISING

    Advertising costs are generally expensed as incurred. Advertising expense was $250 million, $226 million and $223 million for the years ended December 31, 1999, 1998 and 1997, respectively.

RESEARCH AND DEVELOPMENT

    Research and development expenses, which are expensed as incurred, were $96 million, $100 million and $95 million for the years ended December 31, 1999, 1998 and 1997, respectively.

INTEREST RATE FINANCIAL INSTRUMENTS

    Interest rate swaps and caps are used to effectively hedge certain interest rate exposures. In both types of hedges, the differential to be paid or received is accrued and recognized in interest expense and may change as market interest rates change. Any premium paid or received is amortized over the duration of the hedged instrument. If an arrangement is terminated or effectively terminated prior to maturity, then the realized or unrealized gain or loss is effectively recognized over the remaining original life of the agreement if the hedged item remains outstanding, or immediately, if the underlying hedged instrument does not remain outstanding. If the arrangement is not terminated or effectively terminated prior to

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) maturity, but the underlying hedged instrument is no longer outstanding, then the unrealized gain or loss on the related interest rate swap or cap is recognized immediately.

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

NET INCOME PER SHARE

    Per share data has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which was adopted in the fourth quarter of 1997. Net income per common share--basic is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Net income per common share--diluted is calculated by dividing net income by the weighted average number of common shares and common equivalent shares for stock options outstanding during the period.

INCOME TAXES

    During the second quarter of 1999, the former direct and indirect parents of Nabisco Holdings, RJR Nabisco, Inc., which has been renamed R.J. Reynolds Tobacco Holdings, Inc. ("RJR") and RJR Nabisco Holdings Corp., which has been renamed Nabisco Group Holdings Corp. ("NGH"), completed a series of reorganization transactions as described in Note 2 to the Consolidated Financial Statements. As part of those transactions, NGH, Nabisco Holdings and RJR entered into a tax sharing agreement that sets forth, among other things, each company's rights and obligations relating to tax payments and refunds for periods before and after those transactions, certain tax indemnification arrangements and other tax matters such as the filing of tax returns and the handling of audits and other tax proceedings.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Companies calculate their income taxes on a separate basis from NGH; however, the following modifications were made to the Companies' income taxes because federal income taxes are calculated and paid on a consolidated basis by NGH. To the extent foreign tax credits of the Companies cannot be used currently on a consolidated basis, no current credit is given to the Companies under the tax sharing agreement with NGH, and other credits, losses or benefits of the Companies not used separately are recognized by the Companies if they could be used in filing a consolidated tax return. Deferred federal income taxes are recorded on the Companies' books, and current federal income taxes payable are remitted to NGH. Generally, any adjustments to federal and state income tax liabilities for years after 1989 will be paid by NGH and charged or credited to Nabisco Holdings, as applicable. Any adjustments to federal and state income tax liabilities for 1989 or earlier are the obligation of RJR. NGH will generally pay to Nabisco Holdings any tax refund received by NGH and attributable to the Companies for years after 1989. Foreign income taxes generally are computed on a separate company basis.

NOTE 2--REORGANIZATION OF NABISCO HOLDINGS' PARENTS

    During the second quarter of 1999, a series of reorganization transactions was completed, as a result of which Nabisco Holdings, Nabisco and their subsidiaries are no longer affiliated with RJR and its subsidiaries. The principal transactions in this reorganization that affected Nabisco Holdings and Nabisco are the following:

    - On May 18, 1999, RJR transferred all of the outstanding Class B Common Stock of Nabisco Holdings to NGH through a merger transaction.

    - On June 14, 1999, NGH distributed all of the outstanding shares of RJR common stock to NGH common stockholders of record as of May 27, 1999.

    NGH owns 100% of the outstanding Class B Common Stock of Nabisco Holdings, which represents approximately 80.6% of the economic interest and 97.6% of the combined voting power of all of the outstanding Common Stock as of March 15, 2000.

NOTE 3--OPERATIONS

ACQUISITIONS

    In recent years, subsidiaries of Nabisco Holdings have completed a number of acquisitions to expand the domestic and international food businesses, all of which have been accounted for using the purchase method of accounting for business combinations. In September 1999, a subsidiary of Nabisco acquired the stock of Canale S.A., Argentina's fourth largest biscuit company for approximately $134 million resulting in goodwill of $45 million. In
November 1999, Nabisco also acquired certain assets and liabilities of Favorite Brands International, Inc., the fourth largest non-chocolate candy company in the United States for approximately $480 million. As of December 31, 1999, a preliminary purchase price allocation was completed, resulting in goodwill of approximately $68 million, subject to finalization of integration plans which could result in an adjustment to goodwill in 2000. In 1998, a subsidiary of Nabisco acquired the assets of the Jamaican biscuit and snacking company, Butterkist, Ltd. for $9 million. The fair value of the assets acquired approximated the purchase price. In December, 1997, Nabisco acquired the stock of Cornnuts, Inc., a manufacturer of crispy corn kernel snacks, for approximately $51 million. As of December 31, 1997, the acquisition was carried in other assets in the consolidated balance sheet pending

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--OPERATIONS (CONTINUED)
completion of the purchase price allocation. During 1998 the purchase price was allocated resulting in goodwill of $30 million, including $4 million for a plant closure.

    The Consolidated Statements of Income and Comprehensive Income do not include any revenues or expenses related to the acquisitions described above prior to their respective closing dates. The acquisitions were financed through commercial paper borrowings. The following are the Companies' unaudited pro forma results of operations for 1999 and 1998, assuming that the 1999 acquisition of certain assets and liabilities of Favorite Brands International, Inc. had occurred on January 1, 1998.

                                                                          (UNAUDITED)
                                                                   YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                                  1999                  1998
                                                           -------------------   -------------------
                                                           NABISCO               NABISCO
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                      HOLDINGS   NABISCO    HOLDINGS   NABISCO
-------------------------------------                      --------   --------   --------   --------
Net sales................................................   $8,890     $8,890     $9,146     $9,146
Income (loss) before extraordinary item..................   $  317     $  317     $ (110)    $ (110)
Income (loss) per common share before extraordinary item:
  Basic..................................................   $ 1.20                $ (.42)
  Diluted................................................   $ 1.19                $ (.42)

    These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

DIVESTITURES AND OTHER CHARGES

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

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--OPERATIONS (CONTINUED)
    Net sales for 1998 and 1997 from all divestitures in both years by Nabisco were $298 million and $632 million, respectively. Operating income for 1998 and 1997 from the divested businesses was $33 million and $87 million, respectively.

1998 RESTRUCTURING CHARGES

    In the second and fourth quarters of 1998, Nabisco recorded restructuring charges of $406 million ($268 million after tax) and $124 million ($94 million after tax), respectively. These restructuring programs were undertaken to streamline operations and improve profitability and will result in a workforce reduction of approximately 6,900 employees of which 6,100 positions were eliminated as of December 31, 1999. The headcount reduction represents a slight increase from the original projection of 6,500. The increase resulted from higher than anticipated eliminations as projects were completed and is primarily due to projects in International manufacturing locations and to a lesser extent the Biscuit sales force reorganization. The increase in the number of positions eliminated did not result in incremental spending as higher costs for these projects were offset by lower costs and cash outlays overall, as described below.

    The June 1998 program was substantially completed in 1999 and the December 1998 program is expected to be substantially completed by mid-year 2000. The restructuring programs when completed will require net cash expenditures of approximately $140 million. In addition, the programs required additional restructuring-related expenses of $132 million ($79 million after tax), of which $76 million ($46 million after tax) was incurred in the twelve months ended December 31, 1999, and are now completed. These additional expenses were principally for implementation and integration of the programs and included costs for relocation of employees and equipment and training.

    In 1999, Nabisco recorded a net restructuring credit of $67 million
($48 million after tax), related to the Biscuit, U.S. Foods Group and International businesses of $30 million, $18 million and $19 million, respectively. The credit primarily reflects higher than anticipated proceeds from the sale of facilities closed as part of the 1998 restructuring programs, lower costs and cash outlays than originally estimated for certain of these programs and minor project cancellations offset to a minor extent by increased costs in certain programs.

    The major components of the credit were lower severance and benefit costs for: the sales force reorganization of $21 million; staff reduction at headquarters and operating units of $24 million; and distribution reorganizations of $5 million. The reduced costs reflected unanticipated staff reductions through voluntary separations rather than planned terminations and other net changes in cost estimates. In addition, asset impairment costs were lower by $14 million reflecting higher proceeds and anticipated proceeds from the sales of facilities.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--OPERATIONS (CONTINUED)
    The key elements of the restructuring programs include:

                                            SEVERANCE       CONTRACT        ASSET      OTHER EXIT
IN MILLIONS                                AND BENEFITS   TERMINATIONS   IMPAIRMENTS     COSTS       TOTAL
-----------                                ------------   ------------   -----------   ----------   --------
Sales force reorganizations..............     $  37           $  3          $  --         $ --       $  40
Distribution reorganizations.............        16              8              9                       33
Staff reductions.........................        83                             3                       86
Manufacturing costs reduction
  initiatives............................        22                             8                       30
Plant closures...........................        46              3            217           15         281
Product line rationalizations............         4              4             20           32          60
                                              -----           ----          -----         ----       -----
    Total 1998 restructuring reserves....       208             18            257           47         530

1999 net restructuring credit............       (50)             1            (14)          (4)        (67)
                                              -----           ----          -----         ----       -----
                                                158             19            243           43         463
                                              -----           ----          -----         ----       -----
Charges and Payments:
Year ended December 31, 1998.............       (34)            (3)           (12)         (12)        (61)
Year ended December 31, 1999.............       (98)           (11)          (221)         (23)       (353)
                                              -----           ----          -----         ----       -----
      Total charges and payments, net of
      cash proceeds......................      (132)           (14)          (233)         (35)       (414)
                                              -----           ----          -----         ----       -----
Reserve and valuation account balances as
  of December 31, 1999...................     $  26           $  5          $  10         $  8       $  49
                                              =====           ====          =====         ====       =====

    - Sales force reorganizations consist of $35 million for the Nabisco Biscuit Company to reorganize its direct store delivery sales force to improve its effectiveness and $5 million for the International Food Group, principally Latin America.

    - Distribution reorganizations consist of plans to exit a number of domestic and international distribution and warehouse facilities, principally
      $19 million for the Nabisco Biscuit Company and $14 million for the International Food Group.

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

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--OPERATIONS (CONTINUED)
    - Product line rationalizations consist of exit costs to discontinue a number of domestic and international product lines. Other exit costs are principally write-offs for disposals of various discontinued products. Amounts are: U.S. Foods Group $34 million; Nabisco Biscuit Company
      $14 million; and International Food Group $12 million.

    The key elements of the restructuring programs, after the restructuring credit of $67 million include:

                                           SEVERANCE       CONTRACT        ASSET      OTHER EXIT
IN MILLIONS                               AND BENEFITS   TERMINATIONS   IMPAIRMENTS     COSTS       TOTAL
-----------                               ------------   ------------   -----------   ----------   --------
Sales force reorganizations.............     $  16           $  3          $  --         $ --       $  19
Distribution reorganizations............        11              4              7                       22
Staff reductions........................        59              1              4                       64
Manufacturing costs reduction
  initiatives...........................        19                             8                       27
Plant closures..........................        51              6            203           15         275
Product line rationalizations...........         2              5             21           28          56
                                             -----           ----          -----         ----       -----
    Total restructuring charges.........     $ 158           $ 19          $ 243         $ 43       $ 463
                                             =====           ====          =====         ====       =====

    Total charges and payments include cash expenditures, non-cash charges primarily for asset impairments and committed severance and benefits to be paid. The total cash payments, net of cash proceeds applied against the restructuring reserves totaled $103 million, which is comprised of cumulative cash expenditures of $124 million and cumulative cash proceeds of $21 million. For the year ended December 31, 1999, cash payments, net of cash proceeds totaled $65 million, which is comprised of $86 million of cash expenditures and $21 million of cash proceeds which were applied against the restructuring reserves.

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

    As of December 31, 1999, production had ceased in 16 of the 18 facilities identified under the programs. Nabisco decided not to close the remaining two small facilities in the International Food Group due to volatile economic conditions and a highly inflationary economy which made the economic benefit unachievable.

NOTE 4--ACCOUNTS RECEIVABLE

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

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--INVENTORIES

    The major classes of inventory are shown in the table below:

                                             DECEMBER 31,   DECEMBER 31,
IN MILLIONS                                      1999           1998
-----------                                  ------------   ------------
Finished products..........................     $ 551          $ 457
Raw materials..............................       199            164
Other......................................       148            132
                                                -----          -----
    Total..................................     $ 898          $ 753
                                                =====          =====

NOTE 6--PROPERTY, PLANT AND EQUIPMENT

    Components of property, plant and equipment were as follows:

                                              DECEMBER 31,   DECEMBER 31,
IN MILLIONS                                       1999           1998
-----------                                   ------------   ------------
Land and land improvements..................     $   196        $   192
Buildings and leasehold improvements........         962            937
Machinery and equipment.....................       3,596          3,385
Construction-in-process.....................         299            292
                                                 -------        -------
                                                   5,053          4,806
Less accumulated depreciation...............      (1,966)        (1,859)
                                                 -------        -------
    Net property, plant and equipment.......     $ 3,087        $ 2,947
                                                 =======        =======

NOTE 7--NOTES PAYABLE

    Notes payable consist of notes payable to banks by foreign subsidiaries and $5 million of commercial paper borrowings by certain foreign subsidiaries as of December 31, 1999 and $9 million of commercial paper borrowings by certain foreign subsidiaries as of December 31, 1998. The weighted average interest rate on all notes payable and commercial paper borrowings was 8.2% and 8.0% at December 31, 1999 and 1998, respectively. The weighted average interest rates include borrowing rates in countries with high inflation, primarily in Latin America and South Africa.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--ACCRUED LIABILITIES

    Accrued liabilities consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
IN MILLIONS                                                       1999           1998
-----------                                                   ------------   ------------
Payroll and employee benefits...............................     $  349         $  274
Marketing and advertising...................................        272            237
Restructuring...............................................         35            202
Insurance...................................................         53             50
Taxes, other than income taxes..............................         53             47
Interest....................................................         69             70
All other...................................................        139            117
                                                                 ------         ------
        Nabisco.............................................        970            997
Dividends payable on Common Stock...........................         50             46
                                                                 ------         ------
        Nabisco Holdings....................................     $1,020         $1,043
                                                                 ======         ======

NOTE 9--INCOME TAXES

    The provision (benefit) for income taxes before extraordinary item consisted of the following:

                                                               YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------
IN MILLIONS                                        1999                  1998                  1997
-----------                                 -------------------   -------------------   -------------------
                                            NABISCO               NABISCO               NABISCO
                                            HOLDINGS   NABISCO    HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                            --------   --------   --------   --------   --------   --------
Current:
  Federal.................................    $109       $109       $158       $158       $211       $211
  Foreign and other.......................      65         65         70         70         71         71
                                              ----       ----       ----       ----       ----       ----
                                               174        174        228        228        282        282
                                              ----       ----       ----       ----       ----       ----

Deferred:
  Federal.................................      39         39       (172)      (172)         2          2
  Foreign and other.......................       9          9        (16)       (16)         9          9
                                              ----       ----       ----       ----       ----       ----
                                                48         48       (188)      (188)        11         11
                                              ----       ----       ----       ----       ----       ----

Provision for income taxes................    $222       $222       $ 40       $ 40       $293       $293
                                              ====       ====       ====       ====       ====       ====

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--INCOME TAXES (CONTINUED)
    The components of the deferred income tax (assets) and liabilities were as follows:

                                                                 DECEMBER 31,
IN MILLIONS                                                     1999       1998
-----------                                                   --------   --------
Current deferred income tax assets:
  Accrued liabilities and other.............................   $ (121)    $ (103)
  Valuation allowance.......................................        5          5
                                                               ------     ------
      Net current deferred income tax assets................     (116)       (98)
                                                               ------     ------

Non-current deferred income tax assets:
  Pension liabilities.......................................      (14)       (24)
  Other postretirement liabilities..........................     (149)      (149)
  Other non-current liabilities.............................      (82)      (134)
                                                               ------     ------
      Total non-current deferred income tax assets before
        valuation allowance.................................     (245)      (307)
  Valuation allowance, primarily foreign net operating
    losses..................................................       85         82
                                                               ------     ------
      Net non-current deferred income tax assets............     (160)      (225)
                                                               ------     ------
Non-current deferred income tax liabilities:
  Property, plant and equipment.............................      277        322
  Trademarks................................................    1,004      1,027
  Other.....................................................       55         38
                                                               ------     ------
      Total non-current deferred income tax liabilities.....    1,336      1,387
                                                               ------     ------
      Net non-current deferred income tax liabilities.......   $1,176     $1,162
                                                               ======     ======

    Pre-tax income (loss) before extraordinary item for domestic and foreign operations is shown in the following table:

                                                               YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------
IN MILLIONS                                        1999                  1998                  1997
-----------                                 -------------------   -------------------   -------------------
                                            NABISCO               NABISCO               NABISCO
                                            HOLDINGS   NABISCO    HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                            --------   --------   --------   --------   --------   --------
Domestic (includes U.S. exports)..........    $371       $371       $(77)      $(77)      $553       $553
Foreign...................................     211        211         46         46        171        171
                                              ----       ----       ----       ----       ----       ----
Pre-tax income (loss).....................    $582       $582       $(31)      $(31)      $724       $724
                                              ====       ====       ====       ====       ====       ====

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--INCOME TAXES (CONTINUED)
    The differences between the provision for income taxes and income taxes computed at statutory U.S. federal income tax rates are explained as follows:

                                                                YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------
IN MILLIONS                                      1999                    1998                      1997
-----------                               -------------------   ----------------------      -------------------
                                          NABISCO               NABISCO                     NABISCO
                                          HOLDINGS   NABISCO    HOLDINGS      NABISCO       HOLDINGS   NABISCO
                                          --------   --------   --------      --------      --------   --------
Reconciliation from statutory rate to
  effective rate:
Income taxes computed at statutory U.S.
  federal income tax rates..............   $ 204      $ 204      $  (11)       $  (11)       $ 254      $ 254
State taxes, net of federal benefit.....      15         15          17            17           21         21
Goodwill amortization...................      30         30          30            30           30         30
Taxes on foreign operations at rates
  other than statutory U.S. federal
  rate..................................     (24)       (24)         12            12          (10)       (10)
Other items, net........................      (3)        (3)         (8)           (8)          (2)        (2)
                                           -----      -----      ------        ------        -----      -----
Provision for income taxes..............   $ 222      $ 222      $   40        $   40        $ 293      $ 293
                                           =====      =====      ======        ======        =====      =====
Effective tax rate......................    38.2%      38.2%     (128.4)%      (128.4)%       40.5%      40.5%
                                           =====      =====      ======        ======        =====      =====

    The reported effective tax rate was 38.2% in 1999 versus the (128.4)% rate for 1998. The 38.2% effective tax rate benefited from the 28.3% effective tax rate recorded on restructuring credits. Excluding the tax related impact from restructuring credits in 1999 and restructuring charges and the net gain from divestitures in 1998, the effective tax rates are 39.5% and 40.5% for 1999 and 1998, respectively. The reported effective tax rate for 1997 was 40.5%.

    At December 31, 1999, there was $802 million of accumulated and undistributed income of foreign subsidiaries. These earnings are intended by management to be reinvested abroad indefinitely. Accordingly, no applicable U.S. federal deferred income taxes have been provided nor is a determination of the amount of unrecognized U.S. federal deferred income taxes practicable.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
IN MILLIONS                                                       1999           1998
-----------                                                   ------------   ------------
Commercial paper, average interest rates of 6.4%
 and 5.7%...................................................     $  902         $  174
8.3% notes due April 15, 1999...............................         --            106
8.0% notes due January 15, 2000.............................        148            148
6.24% pound sterling notes due August 12, 2001..............         --            163
6.8% notes due September 1, 2001............................         80             80
6.7% notes due June 15, 2002................................        400            400
6.85% notes due June 15, 2005...............................        400            400
7.05% notes due July 15, 2007...............................        400            400
5.38% notes due August 26, 2009.............................         --            200
6.0% notes due February 15, 2011............................        400            400
7.55% debentures due June 15, 2015..........................        399            399
6.13% notes due February 1, 2033............................        299            299
6.38% notes due February 1, 2035............................        299            299
Other long-term debt........................................        323            269
Less current maturities.....................................       (158)          (118)
                                                                 ------         ------
  Total.....................................................     $3,892         $3,619
                                                                 ======         ======

    The payment of long-term debt through December 31, 2004 is due as follows (in millions):
2001-$139; 2002-$1,399; 2003-$52 and 2004-$97.

    Nabisco Holdings and Nabisco maintain a $1.5 billion revolving credit facility and a 364-day $1.10 billion credit facility primarily to support commercial paper issuances. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a three-year term loan at Nabisco's option. The commitments under the revolving credit facility decline to approximately $1.46 billion on October 31, 2001 for the final year. Borrowings under the revolving credit facility bear interest at rates which vary with the prime rate or LIBOR. Borrowings under the 364-day credit facility bear interest at rates which vary with LIBOR. At December 31, 1999, the full $1.5 billion was available under the revolving credit facility and $198 million was available under the 364-day credit facility. Similar facilities were in place during 1998 and 1997.

    Commercial paper borrowings have been included under long-term debt based on Nabisco's intention, and ability under its credit facilities, to refinance these borrowings for more than one year.

    The credit facilities restrict dividends and distributions after January 1, 1999 by Nabisco Holdings to holders of its equity securities by requiring a minimum net worth amount. As of December 31, 1999, actual net worth, as defined, exceeded required net worth by approximately $915 million.

    The credit facilities also limit the ability of Nabisco Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, acquire, sell or dispose of certain assets and securities and engage in certain mergers or consolidations. Nabisco and Nabisco Holdings

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--LONG-TERM DEBT (CONTINUED)
believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    In August 1997, Nabisco issued $200 million of floating rate (5.38% at December 31, 1998) notes due August 2009. During the third quarter of 1999 Nabisco exercised a call option to redeem these notes and recognized an after tax extraordinary loss of approximately $3 million. This redemption was refinanced with commercial paper.

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

    In January 1998, Nabisco issued $400 million of 6% notes due February 15, 2011 which are putable and callable on February 15, 2001; $300 million of 6 1/8% notes due February 1, 2033 which are putable and callable on February 1, 2003; and $300 million of 6 3/8% notes due February 1, 2035 which are putable and callable on February 1, 2005. Unless the notes are put, the interest rates on the 6% notes, the 6 1/8% notes and the 6 3/8% notes are reset on the applicable put/call date at 5.75%, 6.07% and 6.07%, respectively, plus, in each case, Nabisco's future credit spread on treasury notes of comparable maturities. Nabisco no longer retains the right to call these notes as these options were sold at issuance for $41 million. The net proceeds from these notes and the sale of call options were used to repay commercial paper borrowings.

    Nabisco filed a shelf registration statement with the Securities and Exchange Commission for $1.0 billion of debt which was declared effective on December 10, 1999.

    The estimated fair value of long-term debt, including current maturities at December 31, 1999 and 1998 was approximately $4.0 billion for both years. Considerable judgment was required in interpreting market data to develop the estimates of fair value. In addition, the use of different market assumptions and/or estimation methodologies may have had a material effect on the estimated fair value amounts. Accordingly, the estimated fair value of long-term debt as of December 31, 1999 and 1998 is not necessarily indicative of the amounts that Nabisco could realize in a current market exchange.

NOTE 11--CONTINGENCIES

    Nabisco Holdings or certain of its subsidiaries have been named "potentially responsible parties" with third parties under the Comprehensive Environmental Response, Compensation and Liability Act
("CERCLA") or may have indemnification obligations with respect to 14 sites. Liability under CERCLA is joint and several. Although it is difficult to identify precisely the estimated cost of resolving these CERCLA matters, such expenditures or costs are not expected to have a material adverse effect on Nabisco Holdings' or Nabisco's financial condition or results of operations.

    In addition, a subsidiary of Nabisco may have indemnification obligations to a third party with respect to certain lawsuits arising from a CERCLA site although the subsidiary itself is not named in the lawsuits. Management cannot currently predict the likelihood that it will have to perform on these obligations or what the magnitude of the obligations would be.

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--RELATED PARTY TRANSACTIONS

    NGH, RJR and R.J. Reynolds Tobacco Company entered into several agreements governing the relationships among the parties after the distribution of RJR's shares to NGH stockholders, including the provision of intercompany services by Nabisco to NGH, certain tax matters, indemnification rights and obligations and other matters among the parties.

    These agreements replaced a predecessor intercompany services agreement, a predecessor tax sharing agreement and a predecessor corporate agreement that had previously been in place between Nabisco Holdings and RJR. Nabisco Holdings and Nabisco do not anticipate that Nabisco Holdings' entry into these new agreements will have a material effect on either entity's financial condition or results of operations.

NOTE 13--COMMITMENTS

    At December 31, 1999, other commitments totaled approximately $239 million, principally for minimum operating lease commitments, the purchase of machinery and equipment and other contractual arrangements. Rent expense, including operating leases was $102 million, $89 million and $84 million for the three years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 14--FINANCIAL INSTRUMENTS

INTEREST RATE

    Nabisco manages its debt structure and interest rate risk through the use of fixed and floating rate debt, and through the use of derivatives. Nabisco uses interest rate swaps and caps to hedge its exposure to interest rate changes, and also to lower its financing costs.

    At December 31, 1999, outstanding interest rate caps had an aggregate notional principal amount of $700 million and expire in June 2000. The estimated fair values of these financial instruments as of December 31, 1999, and similar financial instruments as of December 31, 1998, were favorable by less than $1 million.

    At December 31, 1999, outstanding fixed to floating interest rate swaps for $102 million notional principal amount had estimated fair values which were unfavorable by approximately $4 million. These swaps expire as follows:
$29 million in 2003; and $73 million in 2004. At December 31, 1998, similar financial instruments for $565 million had estimated fair values which were favorable by approximately $11 million.

    Estimated fair values for all interest rate financial instruments were based on calculations by independent third parties.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14--FINANCIAL INSTRUMENTS (CONTINUED)

FOREIGN CURRENCY

    At December 31, 1999 and 1998, Nabisco had outstanding forward foreign exchange contracts with banks to purchase and sell an aggregate amount of $5 million and $21 million, respectively. Such contracts were primarily entered into to hedge certain international subsidiary debt. The purpose of Nabisco's foreign currency hedging activities is to protect Nabisco from risk that the eventual U.S. dollar cash flows resulting from transactions with international parties will be adversely affected by changes in exchange rates. Based on calculations from independent third parties, the estimated fair value of these financial instruments as of December 31, 1999 was favorable by less than $1 million and as of December 31, 1998 was unfavorable by approximately
$1 million.

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

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15--RETIREMENT BENEFITS

    Nabisco and its subsidiaries sponsor a number of non-contributory and contributory defined benefit pension plans covering most U.S. and certain foreign employees and former employees of Nabisco, Nabisco Holdings and NGH. Additionally, Nabisco and its subsidiaries participate in several (i) multi-employer plans, which provide benefits to certain union employees, and
(ii) defined contribution plans, which provide benefits to certain employees in foreign countries. Nabisco also provides certain other postretirement health and life insurance benefits for retired employees of Nabisco, Nabisco Holdings and NGH and their dependents.

    In connection with the reorganization transactions described in Note 2 to the Consolidated Financial Statements, the assets and liabilities of the Retirement Plan for Employees of RJR Nabisco, Inc. (the "old plan") were split into two plans. One plan covers employees and former employees of Nabisco, Nabisco Holdings and NGH (the "Nabisco Plan") and the other plan covers employees and former employees of RJR.

    The split of assets and liabilities of the old plan was in accordance with a May 1999 agreement between the Pension Benefit Guaranty Corporation ("PBGC") and RJR Nabisco Holdings Corp. (now known as NGH). Based on this agreement and as required by Section 414(l) of the Internal Revenue Code, the assets of the old plan were allocated in proportion to the benefit obligations of each of the respective plans. The use of this methodology resulted in a lower actual net transfer of assets to the Nabisco Plan of $69 million and assumption of higher actual benefit obligations of $30 million than the allocated amounts used in the December 31, 1998 consolidated financial statements. These amounts have been reflected as transfers between other members of a controlled group in the following disclosures. The impact of this change, an increase in the unfunded pension liability of $99 million, will be recognized in net periodic benefit costs over future periods. As a result, the 1999 net periodic benefit cost for Nabisco increased by approximately $7 million. The PBGC agreement did not require Nabisco to make additional contributions to the Nabisco Plan.

    Effective in 1999, all assets and benefit obligations for Nabisco, Nabisco Holdings and NGH were consolidated in the following disclosures. However, the net periodic benefit cost for former employees of NGH continues to be accrued in the financial statements of NGH.

    In addition to the change in unfunded pension liability in the Nabisco Plan described above, $28 million of unfunded benefit obligations were reflected as a transfer from other members of a controlled group due to benefit obligations attributable to former employees of NGH. All of the liabilities attributable to these obligations are accrued in the financial statements of NGH.

    The portion of the unfunded surplus (benefit) obligation for pension benefits attributable to Nabisco was $98 million and $(117) million as of December 31, 1999 and 1998, respectively.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15--RETIREMENT BENEFITS (CONTINUED)

                                                               PENSION BENEFITS       OTHER BENEFITS
                                                              -------------------   -------------------
                                                                 DECEMBER 31,          DECEMBER 31,
                                                              -------------------   -------------------
IN MILLIONS                                                     1999       1998       1999       1998
-----------                                                   --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at January 1.............................   $1,693     $1,718     $  460     $  531
Service cost................................................       50         46          6          6
Interest cost...............................................      112        114         32         33
Plan amendments.............................................       --         (6)        --         --
Actuarial (gain) loss.......................................     (206)        (6)       (31)       (68)
Foreign currency translation................................       15        (15)         2         (2)
Benefits paid...............................................     (158)      (158)       (44)       (40)
Transfer from other members of controlled group.............       58         --          4         --
                                                               ------     ------     ------     ------
Obligations at December 31..................................    1,564      1,693        429        460
                                                               ------     ------     ------     ------
CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1......................    1,576      1,568         --         --
Actual return on plan assets................................      247        141         --         --
Employer contributions......................................       36         40         44         40
Plan participants' contributions............................        1          1         --         --
Foreign currency translation................................       17        (16)        --         --
Benefits paid...............................................     (158)      (153)       (44)       (40)
Settlements.................................................       --         (5)        --         --
Transfer to other members of controlled group...............      (69)        --         --         --
                                                               ------     ------     ------     ------
Fair value of plan assets at December 31....................    1,650      1,576         --         --
                                                               ------     ------     ------     ------
FUNDED STATUS
Funded status at December 31................................       86       (117)      (429)      (460)
Unrecognized transition asset...............................       (1)        (2)        (2)        (3)
Unrecognized prior service cost.............................        4          5         --         --
Unrecognized (gain) loss....................................     (189)        35          8         37
                                                               ------     ------     ------     ------
Net amount recognized.......................................   $ (100)    $  (79)    $ (423)    $ (426)
                                                               ======     ======     ======     ======
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
Prepaid benefit cost........................................   $   22     $   19     $   --     $   --
Accrued benefit liability...................................     (135)      (112)      (423)      (426)
Intangible asset............................................        2          2         --         --
Accumulated other comprehensive income......................       11         12         --         --
                                                               ------     ------     ------     ------
Net amount recognized.......................................   $ (100)    $  (79)    $ (423)    $ (426)
                                                               ======     ======     ======     ======

    Of the net amount recognized at December 31, 1999, $(16) million for pension benefits and $(6) million for other benefits was recorded by NGH.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15--RETIREMENT BENEFITS (CONTINUED)
    Plan assets consist primarily of a diversified portfolio of fixed-income investments, debt and equity securities and cash equivalents. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were as follows:

                                                                 DECEMBER 31,
                                                              -------------------
IN MILLIONS                                                     1999       1998
-----------                                                   --------   --------
Projected benefit obligation................................    $67        $ 95
Accumulated benefit obligation..............................    $67        $ 92
Fair value of plan assets...................................    $ 3        $ 40

    The components of net periodic benefit cost are as follows:

                                                         PENSION BENEFITS                             OTHER BENEFITS
                                               ------------------------------------       --------------------------------------
                                                     YEARS ENDED DECEMBER 31,                    YEARS ENDED DECEMBER 31,
                                               ------------------------------------       --------------------------------------
IN MILLIONS                                      1999          1998          1997           1999           1998           1997
-----------                                    --------      --------      --------       --------       --------       --------
Service cost.................................   $  50         $  46         $  39           $ 6            $ 6            $ 7
Employee contributions.......................      (1)           --            --            --             --             --
Interest cost................................     112           114           116            32             33             36
Expected return on plan assets...............    (133)         (135)         (129)           --             --             --
Amortization of transition (asset)
  obligation.................................      (1)           (1)           (1)           (3)            (2)            (3)
Amortization of prior service cost...........       3             3             3            --             --             --
Amortization of net (gain) loss..............       1            (2)           (2)            1             --             --
Settlement (gain) loss.......................      --             2            --            --             --             --
                                                -----         -----         -----           ---            ---            ---
Net periodic benefit cost....................      31            27            26           $36            $37            $40
                                                                                            ===            ===            ===
Multi-employer and defined contribution
  plans......................................      32            32            33
                                                -----         -----         -----
Total pension benefit cost...................   $  63         $  59         $  59
                                                =====         =====         =====

    Of the 1999 net periodic benefit cost, approximately $1 million for pension benefits and less than $1 million for other benefits was recorded by NGH.

    The principal plans used the following weighted average actuarial assumptions for accounting purposes:

                                                              PENSION BENEFITS          OTHER BENEFITS
                                                             -------------------      -------------------
                                                                DECEMBER 31,             DECEMBER 31,
                                                             -------------------      -------------------
                                                               1999       1998          1999       1998
                                                             --------   --------      --------   --------
Discount rate..............................................     7.9%       6.9%          8.0%       6.8%
Expected return on plan assets.............................     9.3%       9.3%
Rate of compensation increase..............................     4.6%       4.7%

    The assumed health care cost trend rate was 5.5% in 1999 and 5% in 2000 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15--RETIREMENT BENEFITS (CONTINUED) one-percentage-point change in the assumed health care cost trend rates would have had the following impact on 1999 amounts:

                                                              1-PERCENTAGE-   1-PERCENTAGE-
                                                                  POINT           POINT
IN MILLIONS                                                     INCREASE        DECREASE
-----------                                                   -------------   -------------
Increase (decrease) in postretirement benefit cost..........       $  3            $ (2)
Increase (decrease) in postretirement benefit obligation....       $ 31            $(27)

NOTE 16--STOCKHOLDERS' EQUITY

NABISCO HOLDINGS

    The authorized capital stock of Nabisco Holdings consists of (a) 1 billion shares of Common Stock, par value $.01 per share, of which (i) 265,000,000 shares have been designated as Class A Common Stock, of which 51,819,653 shares are issued, (ii) 213,250,000 shares have been designated as Class B Common Stock, all of which are issued and outstanding, (iii) the remaining 521,750,000 shares may be designated by the board of directors as either Class A or Class B Common Stock prior to issuance, and (b) 75,000,000 shares of Preferred Stock, par value $.01 per share, of which no shares have been issued.

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

    NGH beneficially owns 100% of the Class B Common Stock of Nabisco Holdings which represents 80.6% of the economic interest and 97.6% of the combined voting power of the Common Stock as of December 31, 1999. Any shares of Class B Common Stock disposed of by NGH shall automatically convert to shares of Class A Common Stock on a share-for-share basis upon such disposition, except for (i) a disposition to one of its subsidiaries or (ii) a disposition effected in connection with a transfer of Class B Common Stock to the stockholders of NGH as a dividend intended to be on a tax-free basis in which case the conversion of the Class B Common Stock to Class A Common Stock will be structured as necessary to preserve the tax-free status of the transfer.

    In December 1997, Nabisco Holdings' board of directors authorized the repurchase from time to time of up to 2 million shares of Class A Common Stock. As of December 31, 1999, Nabisco Holdings had reacquired 1,550,000 shares, of which 1,143,054 shares were used to satisfy awards under the Nabisco Holdings 1994 Long Term Incentive Plan.

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

NOTE 16--STOCKHOLDERS' EQUITY (CONTINUED)
STOCK PLANS

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

    Directors of Nabisco Holdings who have never been employees of NGH or any of its subsidiaries are eligible to be granted options under a separate plan which provides for the issuance of a maximum of 300,000 shares of Class A Common Stock. The option terms are substantially similar to the Nabisco LTIP. Stock option grants during 1999, 1998 and 1997 were 4,700, 3,600 and 6,000 shares, respectively.

    As of December 31, 1999, 9,108,434 shares were available for future grants under the Nabisco Holdings stock plans. The changes in stock options under the stock plans were as follows:

                                                      1999                   1998                   1997
                                              --------------------   --------------------   --------------------
                                                         WEIGHTED-              WEIGHTED-              WEIGHTED-
                                                          AVERAGE                AVERAGE                AVERAGE
                                                         EXERCISE               EXERCISE               EXERCISE
OPTIONS IN THOUSANDS                          OPTIONS      PRICE     OPTIONS      PRICE     OPTIONS      PRICE
--------------------                          --------   ---------   --------   ---------   --------   ---------
Balance at beginning of year................   15,514     $32.75      14,160     $30.15      11,728     $28.57
Granted.....................................    3,604      42.61       2,831      45.51       2,759      37.22
Exercised...................................     (278)     28.89        (833)     27.50          --         --
Cancelled...................................     (528)     42.62        (644)     38.59        (327)     33.13
                                              -------                -------                -------
Balance at end of year......................   18,312     $34.46      15,514     $32.75      14,160     $30.15
                                              =======                =======                =======
Exercisable at end of year..................   10,222     $28.52       7,806     $26.67          --
                                              =======                =======                =======

                                                                    OPTIONS OUTSTANDING
                                                     -------------------------------------------------
OPTIONS IN THOUSANDS, LIFE IN YEARS                    NUMBER      WEIGHTED-AVERAGE
-----------------------------------                  OUTSTANDING      REMAINING       WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES                             AT 12/31/99   CONTRACTUAL LIFE    EXERCISE PRICE
------------------------                             -----------   ----------------   ----------------
$24.50 - $27.88....................................       4,476          10.1              $25.61
$28.00 - $32.94....................................       3,237          10.0               28.26
$33.00 - $36.94....................................       2,516           6.2               33.99
$37.00 - $43.31....................................       5,700           8.3               40.44
$44.88 - $52.88....................................       2,383           8.1               45.69
                                                     ----------
                                                         18,312           8.7              $34.46
                                                     ==========

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16--STOCKHOLDERS' EQUITY (CONTINUED)
    Nabisco Holdings recognizes and measures costs related to employee stock plans utilizing the intrinsic value based method. Had compensation expense been determined based upon the fair value of awards granted during 1999, 1998 and 1997, Nabisco Holdings' results would have been as indicated in the table below. Nabisco's net income (loss) would have been reduced by the same amounts indicated.

                                                                      YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------
                                                          1999                  1998                  1997
                                                   -------------------   -------------------   -------------------
                                                      AS        PRO         AS        PRO         AS        PRO
                                                   REPORTED    FORMA     REPORTED    FORMA     REPORTED    FORMA
                                                   --------   --------   --------   --------   --------   --------
Net income (loss) (in millions)..................   $ 357      $  337     $  (71)    $  (89)    $ 405      $  387
Net income (loss) per share - basic..............   $1.35      $ 1.27     $ (.27)    $ (.34)    $1.53      $ 1.46
Net income (loss) per share - diluted............   $1.34      $ 1.27     $ (.27)    $ (.34)    $1.51      $ 1.44
Weighted-average fair value of options granted
  during the year................................              $13.17                $14.27                $12.55

    For options granted, fair value was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                1999       1998       1997
                                                              --------   --------   --------
Dividend yield..............................................    1.9%       1.7%       1.7%
Expected volatility.........................................     26%        23%        23%
Risk-free interest rate.....................................    5.1%       5.7%       6.6%
Expected option life (years)................................      7          7          7

NOTE 17--SEGMENT INFORMATION

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

    The Company evaluates performance and allocates resources based on ongoing operating company contribution ("OCC"). Ongoing OCC for each reportable segment is operating income before amortization of intangibles and exclusive of restructuring charges and credits, restructuring-related expenses, and net gains on divested businesses. The accounting policies of the segments are the same as those described in Note 1.

    Nabisco Biscuit manufactures and markets cookies and crackers in the United States. Its products are sold to major grocery and other large retail chains through its own direct store delivery system. The U.S. Foods Group represents other food operations in the United States and manufactures and markets sauces and condiments, pet snacks, hot cereals, dry mix desserts, gelatins, non-chocolate candy, gum, nuts and salty snacks. It sells to major grocery chains, national drug and mass merchandisers, convenience channels and warehouse clubs through a direct sales force. It also sells to small retail grocery chains and regional mass merchandisers through independent brokers. The International Food Group conducts Nabisco's international operations, outside the United States, primarily in markets in Latin America, Canada, certain

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17--SEGMENT INFORMATION (CONTINUED) markets in Europe, the Middle East, Africa and Asia. The International Food Group primarily produces and markets biscuits, powdered dessert and dry mixes, baking powder, pasta, juices, milk products and other grocery items.

    One of Nabisco's customers accounted for approximately 11% of consolidated net sales in 1999 and no customer accounted for 10% or more of consolidated net sales in 1998 and 1997. Sales to this customer are included in the net sales amount for each of our business segments.

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
IN MILLIONS                                                     1999       1998       1997
-----------                                                   --------   --------   --------
Net sales from external customers:
  Biscuit...................................................  $ 3,640    $ 3,542    $ 3,545
  U.S. Foods Group..........................................    2,246      2,047      1,988
  International Food Group..................................    2,382      2,513      2,569
                                                              -------    -------    -------
    Total ongoing...........................................    8,268      8,102      8,102
                                                              -------    -------    -------
  U.S. Foods Group..........................................       --        287        616
  International Food Group..................................       --         11         16
                                                              -------    -------    -------
    Total divested..........................................       --        298        632
                                                              -------    -------    -------
      Total.................................................  $ 8,268    $ 8,400    $ 8,734
                                                              =======    =======    =======
Segment operating company contribution:
  Biscuit...................................................  $   557    $   542    $   691
  U.S. Foods Group..........................................      338        301        281
  International Food Group..................................      200        205        236
                                                              -------    -------    -------
    Total ongoing...........................................    1,095      1,048      1,208
                                                              -------    -------    -------
  U.S. Foods Group..........................................       --         38         97
  International Food Group..................................       --          1          2
                                                              -------    -------    -------
    Total divested..........................................       --         39         99
                                                              -------    -------    -------
Total segment operating company contribution................    1,095      1,087      1,307
Restructuring-related expenses..............................       76         56         31
Net gain on divested businesses.............................       --        (14)       (32)
Amortization of trademarks and goodwill.....................      213        221        226
Restructuring charges (credits).............................      (67)       530         --
                                                              -------    -------    -------
Consolidated operating income...............................      873        294      1,082
Interest and debt expense...................................      260        296        326
Other expense, net..........................................       31         29         32
                                                              -------    -------    -------
Income (loss) before income taxes...........................  $   582    $   (31)   $   724
                                                              =======    =======    =======

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17--SEGMENT INFORMATION (CONTINUED)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
IN MILLIONS                                                     1999       1998       1997
-----------                                                   --------   --------   --------
Depreciation:
  Nabisco Biscuit...........................................  $   146    $   146    $   148
  U.S. Food Group...........................................       42         46         49
  International Food Group..................................       77         81         80
                                                              -------    -------    -------
  Total.....................................................  $   265    $   273    $   277
                                                              =======    =======    =======

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
IN MILLIONS                                                     1999       1998       1997
-----------                                                   --------   --------   --------
Capital expenditures:
  Nabisco Biscuit...........................................  $   128    $   188     $  206
  U.S. Food Group...........................................       42         49         64
  International Food Group..................................       71        103        122
                                                              -------    -------     ------
  Total.....................................................  $   241    $   340     $  392
                                                              =======    =======     ======

                                                                 DECEMBER 31,
                                                              -------------------
IN MILLIONS                                                     1999       1998
-----------                                                   --------   --------
Segment assets:
  Nabisco Biscuit...........................................  $ 2,170    $ 2,124
  U.S. Foods Group..........................................    1,506        840
  International Food Group..................................    2,644      2,579
                                                              -------    -------
  Total Segment Assets......................................    6,320      5,543
  Unallocated intangibles, net (1)..........................    5,387      5,574
                                                              -------    -------
  Consolidated assets.......................................  $11,707    $11,117
                                                              =======    =======

GEOGRAPHIC SEGMENT INFORMATION

                                                                NET SALES                 NET PROPERTY
                                                         YEARS ENDED DECEMBER 31,         DECEMBER 31,
                                                      ------------------------------   -------------------
IN MILLIONS                                             1999       1998       1997       1999       1998
-----------                                           --------   --------   --------   --------   --------
United States.......................................   $5,886     $5,876     $6,149     $2,188     $2,023
Latin America.......................................    1,249      1,428      1,438        499        550
Other...............................................    1,133      1,096      1,147        400        374
                                                       ------     ------     ------     ------     ------
                                                       $8,268     $8,400     $8,734     $3,087     $2,947
                                                       ======     ======     ======     ======     ======

------------------------

(1) Represents unallocated goodwill, trademarks and tradename resulting from the 1989 acquisition of Nabisco Holdings' parent company.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of 1999 and 1998 quarterly results of operations and per share data for Nabisco Holdings:

IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                   FIRST      SECOND     THIRD
-------------------------------------                                  --------   --------   --------
1999(1)
  Net sales.................................................  $1,855    $2,023     $ 2,057    $ 2,333
  Gross profit..............................................     828       934         924      1,080
  Operating income..........................................     134       177         252        310
  Income before extraordinary item..........................      36        65         117        142
  Net income................................................      36        65         114        142
PER SHARE DATA:
  Net income - basic........................................  $  .14    $  .25     $   .43    $   .54
  Net income - diluted......................................     .13       .24         .43        .53
  Dividends declared........................................   .1875     .1875       .1875      .1875
  Market price
    High....................................................      45 13/16      43 1/2       43 15/16       38 1/8
    Low.....................................................      38 5/16      37 9/16       34 7/16       31 3/16

                                                              FIRST     SECOND     THIRD      FOURTH
                                                              ------   --------   --------   --------
1998(2)
  Net sales.................................................  $1,962    $2,131     $ 2,098    $ 2,209
  Gross profit..............................................     837       944         932      1,004
  Operating income (loss)...................................     182      (210)        184        138
  Net income (loss).........................................      55      (200)         55         19
PER SHARE DATA:
  Net income (loss) - basic.................................  $  .21    $ (.76)    $   .21    $   .07
  Net income (loss) - diluted...............................     .21      (.76)        .21        .07
  Dividends declared........................................    .175      .175        .175       .175
  Market price
    High....................................................  50 3/8    54 1/4     39 3/16     42 3/8
    Low.....................................................      38    34 7/8      31 3/4     33 3/4

------------------------

(1) The first quarter of 1999 includes $15 million ($9 million after tax or $.04 per share) of restructuring related expenses.

    The second quarter of 1999 includes $19 million ($11 million after tax or $.04 per share) of restructuring related expenses.

    The third quarter of 1999 includes $12 million ($8 million after tax or $.03 per share) of restructuring related expenses and a credit of $59 million ($44 million after tax or $.16 per share) applicable to the June and December 1998 restructuring programs.

    The fourth quarter of 1999 includes $30 million ($18 million after tax or $.07 per share) of restructuring related expenses and a credit of $8 million ($4 million after tax or $.02 per share) applicable to the June and December 1998 restructuring programs.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)
(2) The second quarter of 1998 includes a $406 million ($268 million after tax or $1.01 per share) restructuring charge and $6 million expense ($4 million after tax or $.02 per share) of restructuring related expenses.

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

NOTE 19--SUBSEQUENT EVENT (UNAUDITED)

    On December 14, 1999, Nabisco announced its participation in a joint venture, Burlington Biscuits plc ("Burlington"), with Hicks, Muse, Tate & Furst Limited ("HMTF"), an investment firm, to bid for 100% of United Biscuits (Holdings) plc ("UB"). Subsequently, Burlington acquired 29.9% of UB. As announced on March 20, 2000, Nabisco and HMTF have entered into definitive agreements under which: (i) Nabisco and HMTF will join a consortium of investors, Finalrealm Limited ("Finalrealm"), also bidding for UB; (ii) an associate of Finalrealm will acquire Burlington's 29.9% interest in UB, giving Finalrealm a 47.6% interest in UB; (iii) Finalrealm's cash offer of 265 pence per UB share becomes a Final Offer under the City Code and is extended until April 5, 2000; (iv) subject to Finalrealm being entitled to exercise compulsory acquisition rights in respect of minority interests in UB and regulatory competition clearance, Nabisco will contribute approximately $45 million in cash and its operations in Spain, Portugal and the Middle East (in 1999, these operations had net sales of approximately $290 million) to an associate of Finalrealm; (v) Finalrealm has agreed to procure the sale to Nabisco of UB's operations in China, Hong Kong and Taiwan conditional on the Final Offer becoming or being declared wholly unconditional (in 1999, these operations had net sales of approximately $66 million); and (vi) following completion of the Final Offer and its related transactions, Nabisco would have an equity interest of 24.6% in the joint venture.

    Upon completion, the joint venture will be comprised of UB businesses in the United Kingdom, France and the Benelux countries, Nabisco's operations named above and HMTF's UK Horizon Biscuits business.

                                 EXHIBIT INDEX

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

       *3.2 Amended Bylaws of Nabisco Holdings Corp., as amended effective January 1, 2000.

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

       10.1             Credit Agreement (the "Revolving Credit Agreement"), dated as of October 31, 1996, among Nabisco Holdings Corp.,
                        Nabisco, Inc. and the lending institutions parties thereto
                        (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K of Nabisco Holdings Corp. and Nabisco, Inc. for
                        the fiscal year ended December 31, 1996, filed March 10,
                        1997 (the "1996 Nabisco Form 10-K")).

      *10.2             Credit Agreement (the "364 Day Facility"), dated as of
                        October 31, 1996, as amended as of October 28, 1999, among
                        Nabisco Holdings Corp., Nabisco, Inc., and the lending institutions parties thereto (incorporated by reference to Exhibit 10.2 to the 1996 Nabisco Form 10-K).

       10.3(a)          First Amendment to the Revolving Credit Agreement and Second
                        Amendment to the 364 Day Facility, dated May 19, 1998, among
                        Nabisco Holdings Corp., Nabisco, Inc. and the lending
                        institutions parties thereto (incorporated by reference to
                        Exhibit 10.1 to Quarterly Report on Form 10-Q of Nabisco
                        Holdings Corp. and Nabisco, Inc. for the fiscal quarter
                        ended June 30, 1998, filed August 14, 1998 (the "June 1998
                        Nabisco Form 10-Q")).

      *10.3(b)          Second Amendment to the Revolving Credit Agreement and
                        Fourth Amendment to the 364 Day Facility, dated April 25,
                        1999, among Nabisco Holdings Corp., Nabisco, Inc. and the lending institutions parties thereto.

      *10.3(c)          Third Amendment to the Revolving Credit Agreement, dated
                        October 28, 1999, among Nabisco Holdings Corp., Nabisco,
                        Inc. and the lending institutions parties thereto.

       10.4             Intercompany Services Agreement dated as of June 14, 1999
                        among RJR Nabisco Holdings Corp. and R.J. Reynolds Tobacco
                        Holdings, Inc. (incorporated by reference to Exhibit 10.3
                        to Form 8-K of Nabisco Holdings Corp. and Nabisco Inc. filed on June 16, 1999).

       10.5             Corporate Agreement dated as of June 14, 1999 among RJR
                        Nabisco Holdings Corp., Nabisco Holdings Corp. and R.J.
                        Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K of Nabisco Holdings Corp. and
                        Nabisco, Inc. filed on June 16, 1999).

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
       10.6             Tax Sharing Agreement dated as of June 14, 1999 among RJR
                        Nabisco Holdings Corp., R.J. Reynolds Tobacco Holdings,
                        Inc., R.J. Reynolds Tobacco Company and Nabisco Holdings
                        Corp. (incorporated by reference to Exhibit 10.1 to
                        Form 8-K of Nabisco Holdings Corp. and Nabisco Inc. filed on
                        June 16, 1999).

       10.7             Exchange and Indemnification Agreement among Nabisco, Inc.,
                        Nabisco Holdings Corp. and RJR Nabisco, Inc. dated as of
                        April 28, 1995 (incorporated by reference to Exhibit 10.1 to
                        Quarterly Report on Form 10-Q of Nabisco Holdings Corp. and
                        Nabisco, Inc. for the fiscal quarter ended September 30,
                        1995, filed November 1, 1995 (the "September 1995 Nabisco
                        Form 10-Q")).

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

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

       10.12(a)         Amended and Restated Deferred Compensation Plan for NHC
                        Directors (effective November 16, 1998) (incorporated by
                        reference to Exhibit 10.12(a) to the Annual Report on
                        Form 10-K of Nabisco Holdings Corp. and Nabisco Inc. for the
                        fiscal year ended December 31, 1998, filed March 22, 1999
                        (the "1998 Nabisco Form 10-K")).

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

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

       10.47 Nabisco, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to the Form S-8 of Nabisco, Inc.
                        filed on December 10, 1999).

      *12.              Nabisco, Inc. Computation of Ratio of Earnings to Fixed
                        Charges for the year ended December 31, 1999.

      *21.              Subsidiaries of the Registrants.

      *23.              Consent of Independent Auditors.

      *24.              Power of Attorney.

      *27.1             Nabisco Holdings Corp. Financial Data Schedule.

      *27.2             Nabisco, Inc. Financial Data Schedule.

------------------------

*   Filed herewith.