Form 10-Q
period 2000-03-31
NABISCO HOLDINGS CORP; NABISCO INC
filed 2000-05-15
CIK 932130, 69526

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 12, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: APRIL 30, 2000:

      NABISCO HOLDINGS  51,438,397 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01
                CORP.:  PER SHARE
                        213,250,000 SHARES OF CLASS B COMMON STOCK, PAR VALUE $.01
                        PER SHARE
        NABISCO, INC.:  100 SHARES OF COMMON STOCK, PAR VALUE $2.50 PER SHARE

                              -------------------

    NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Condensed Statements of Income--Three Months
             Ended March 31, 2000 and 1999.............................      1

           Consolidated Condensed Statements of Comprehensive
             Income--Three Months Ended March 31, 2000 and 1999........      2

           Consolidated Condensed Statements of Cash Flows--Three
             Months Ended March 31, 2000 and 1999......................      3

           Consolidated Condensed Balance Sheets--March 31, 2000 and
             December 31, 1999.........................................      4

           Notes to Consolidated Condensed Financial Statements........      5

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................      9

  Item 3.  Quantitative and Qualitative Disclosures about Market
             Risk......................................................     13

PART II--OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders.........     14

  Item 5.  Other Information...........................................     15

  Item 6.  Exhibits and Reports on Form 8-K............................     15

  Signatures...........................................................     16

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS          THREE MONTHS
                                                                    ENDED                 ENDED
                                                               MARCH 31, 2000        MARCH 31, 1999
                                                             -------------------   -------------------
                                                             NABISCO               NABISCO
                                                             HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                             --------   --------   --------   --------
NET SALES..................................................  $  2,069    $2,069    $  1,855    $1,855
                                                             --------    ------    --------    ------
Costs and expenses:
  Cost of products sold....................................     1,146     1,146       1,027     1,027
  Selling, advertising, administrative and general
    expenses...............................................       693       693         641       641
  Amortization of trademarks and goodwill..................        55        55          53        53
                                                             --------    ------    --------    ------
      OPERATING INCOME.....................................       175       175         134       134
Interest and debt expense..................................       (70)      (70)        (65)      (65)
Other income (expense), net................................        (6)       (6)        (10)      (10)
                                                             --------    ------    --------    ------
      INCOME BEFORE INCOME TAXES...........................        99        99          59        59
Provision for income taxes.................................        39        39          23        23
                                                             --------    ------    --------    ------
      NET INCOME...........................................  $     60    $   60    $     36    $   36
                                                             ========    ======    ========    ======
NET INCOME PER COMMON SHARE--BASIC.........................  $    .23              $    .14
                                                             ========              ========

NET INCOME PER COMMON SHARE--DILUTED.......................  $    .22              $    .13
                                                             ========              ========

DIVIDENDS DECLARED PER COMMON SHARE........................  $  .1875              $  .1875
                                                             ========              ========

Average number of common shares outstanding (in thousands):
  Basic....................................................   264,663               264,736
                                                             ========              ========
  Diluted..................................................   266,633               267,042
                                                             ========              ========

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN MILLIONS)

                                                                 THREE MONTHS          THREE MONTHS
                                                                     ENDED                 ENDED
                                                                MARCH 31, 2000        MARCH 31, 1999
                                                              -------------------   -------------------
                                                              NABISCO               NABISCO
                                                              HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                              --------   --------   --------   --------
NET INCOME..................................................  $     60    $   60    $     36    $   36
                                                              --------    ------    --------    ------
Other comprehensive income (loss):
  Cumulative translation adjustment.........................         3         3        (135)     (135)
  Provision (benefit) for income taxes......................        --        --          --        --
                                                              --------    ------    --------    ------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX........         3         3        (135)     (135)
                                                              --------    ------    --------    ------
Comprehensive income (loss).................................  $     63    $   63    $    (99)   $  (99)
                                                              ========    ======    ========    ======

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                THREE MONTHS          THREE MONTHS
                                                                    ENDED                 ENDED
                                                               MARCH 31, 2000        MARCH 31, 1999
                                                             -------------------   -------------------
                                                             NABISCO               NABISCO
                                                             HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                              -----      -----      -----      -----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income...............................................   $  60      $  60      $  36      $  36
  Adjustments to reconcile net income to net cash flows
    from (used in) operating activities:
      Depreciation of property, plant and equipment........      66         66         67         67
      Amortization of intangibles..........................      55         55         53         53
      Deferred income tax provision........................      21         21         16         16
      Restructuring payments...............................     (21)       (21)       (18)       (18)
      Accounts receivable, net.............................     130        130         (8)        (8)
      Inventories..........................................     (74)       (74)       (73)       (73)
      Prepaid expenses and other current assets............      (3)        (3)        (1)        (1)
      Accounts payable.....................................    (248)      (248)      (172)      (172)
      Accrued liabilities..................................     (13)       (13)       (48)       (46)
      Income taxes accrued.................................      10         10         (4)        (4)
      Other, net...........................................      (2)        (2)         3          3
                                                              -----      -----      -----      -----
    Net cash flows (used in) operating activities..........     (19)       (19)      (149)      (147)
                                                              -----      -----      -----      -----
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures.....................................     (39)       (39)       (47)       (47)
  Proceeds from sale of assets.............................       2          2          2          2
                                                              -----      -----      -----      -----
    Net cash flows (used in) investing activities..........     (37)       (37)       (45)       (45)
                                                              -----      -----      -----      -----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from long-term debt.........................      57         57        226        226
  Increase in notes payable................................      33         33          5          5
  Dividends paid on common stock...........................     (50)       (50)       (46)       (46)
  Net proceeds from issuance of Class A common stock.......      --         --          2         --
                                                              -----      -----      -----      -----
    Net cash flows from financing activities...............      40         40        187        185
                                                              -----      -----      -----      -----
Effect of exchange rate changes on cash and cash
  equivalents..............................................      --         --         (6)        (6)
                                                              -----      -----      -----      -----
    Net change in cash and cash equivalents................     (16)       (16)       (13)       (13)
Cash and cash equivalents at beginning of period...........     110        110        111        111
                                                              -----      -----      -----      -----
Cash and cash equivalents at end of period.................   $  94      $  94      $  98      $  98
                                                              =====      =====      =====      =====
Income taxes paid, net of refunds..........................   $   8      $   8      $  11      $  11
Interest paid..............................................   $  77      $  77      $  72      $  72

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                            MARCH 31, 2000       DECEMBER 31, 1999
                                                          -------------------   -------------------
                                                          NABISCO               NABISCO
                                                          HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                          -------    -------    -------    -------
ASSETS
Current assets:
  Cash and cash equivalents.............................  $    94    $    94    $   110    $   110
  Accounts receivable, net..............................      553        553        681        681
  Deferred income taxes.................................      100        100        116        116
  Inventories...........................................      964        964        898        898
  Prepaid expenses and other current assets.............       82         82         79         79
                                                          -------    -------    -------    -------
      TOTAL CURRENT ASSETS..............................    1,793      1,793      1,884      1,884
                                                          -------    -------    -------    -------
Property, plant and equipment--at cost..................    5,087      5,087      5,053      5,053
Less accumulated depreciation...........................   (2,030)    (2,030)    (1,966)    (1,966)
                                                          -------    -------    -------    -------
  Net property, plant and equipment.....................    3,057      3,057      3,087      3,087
                                                          -------    -------    -------    -------
Trademarks, net of accumulated amortization of $1,242
  and $1,214, respectively..............................    3,414      3,414      3,443      3,443
Goodwill, net of accumulated amortization of $1,032 and
  $1,007, respectively..................................    3,151      3,151      3,159      3,159
Other assets and deferred charges.......................      163        163        134        134
                                                          -------    -------    -------    -------
                                                          $11,578    $11,578    $11,707    $11,707
                                                          =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.........................................  $    72    $    72    $    39    $    39
  Accounts payable......................................      403        403        642        642
  Accrued liabilities...................................      982        932      1,020        970
  Intercompany payable to Nabisco Holdings..............       --          7         --          7
  Current maturities of long-term debt..................       11         11        158        158
  Income taxes accrued..................................      121        121        104        104
                                                          -------    -------    -------    -------
      TOTAL CURRENT LIABILITIES.........................    1,589      1,546      1,963      1,920
                                                          -------    -------    -------    -------
Long-term debt (less current maturities)................    4,094      4,094      3,892      3,892
Other noncurrent liabilities............................      770        770        744        744
Deferred income taxes...................................    1,180      1,180      1,176      1,176
Stockholders' equity:
  Class A common stock (51,412,707 shares issued and
    outstanding at March 31, 2000 and December 31,
    1999)...............................................        1         --          1         --
  Class B common stock (213,250,000 shares issued and
    outstanding at March 31, 2000 and December 31,
    1999)...............................................        2         --          2         --
  Paid-in capital.......................................    4,093      4,141      4,093      4,141
  Retained earnings.....................................      158        137        148        127
  Treasury stock, at cost...............................      (17)        --        (17)        --
  Accumulated other comprehensive income (loss).........     (290)      (290)      (293)      (293)
  Notes receivable on common stock purchases............       (2)        --         (2)        --
                                                          -------    -------    -------    -------
      TOTAL STOCKHOLDERS' EQUITY........................    3,945      3,988      3,932      3,975
                                                          -------    -------    -------    -------
                                                          $11,578    $11,578    $11,707    $11,707
                                                          =======    =======    =======    =======

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1--INTERIM REPORTING AND RESULTS OF OPERATIONS

GENERAL

    For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred. The results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

    In management's opinion, the accompanying unaudited consolidated condensed financial statements (the "Consolidated Condensed Financial Statements") of Nabisco Holdings Corp. ("Nabisco Holdings") and Nabisco, Inc. ("Nabisco" together with Nabisco Holdings, the "Companies") contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Nabisco Holdings and Nabisco for the year ended December 31, 1999.

    Certain prior period amounts have been reclassified to conform to the current period presentation.

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

ACQUISITION GOODWILL ADJUSTMENT

    In November 1999, Nabisco acquired certain assets and liabilities of Favorite Brands International, Inc. As of March 31, 2000 the purchase price allocation has not been fully completed, pending the completion of the acquisition integration plan. However, additional goodwill of $24 million was recognized during the first quarter of 2000 from the settlement of the purchase price for working capital amounts, resulting in total goodwill of $92 million.

1998 RESTRUCTURING CHARGES

    In the second and fourth quarters of 1998, Nabisco recorded restructuring charges of $406 million ($268 million after tax) and $124 million ($94 million after tax), respectively, and in 1999, recorded a net restructuring credit of $67 million ($48 million after tax), resulting in a total net charge for the 1998 restructuring programs of $463 million ($314 million after tax). These restructuring programs were undertaken to streamline operations and improve profitability and will result in a workforce reduction of approximately 6,900 employees of which 6,700 positions were eliminated as of March 31, 2000.

    The June 1998 program was substantially completed in 1999 and the December 1998 program is expected to be substantially completed by mid-year 2000. The restructuring programs when completed will require cash expenditures, net of cash proceeds of approximately $140 million.

    The key elements of the restructuring programs include:

                                            SEVERANCE       CONTRACT        ASSET      OTHER EXIT
IN MILLIONS                                AND BENEFITS   TERMINATIONS   IMPAIRMENTS     COSTS       TOTAL
-----------                                ------------   ------------   -----------   ----------   --------
Sales force reorganizations..............     $  37           $  3          $  --         $ --       $  40
Distribution reorganizations.............        16              8              9           --          33
Staff reductions.........................        83             --              3           --          86
Manufacturing costs reduction
  initiatives............................        22             --              8           --          30
Plant closures...........................        46              3            217           15         281
Product line rationalizations............         4              4             20           32          60
                                              -----           ----          -----         ----       -----
    Total 1998 restructuring reserves....       208             18            257           47         530

1999 net restructuring credit............       (50)             1            (14)          (4)        (67)
                                              -----           ----          -----         ----       -----
                                                158             19            243           43         463
                                              -----           ----          -----         ----       -----
Charges and Payments:
Cumulative through December 31, 1999.....      (132)           (14)          (233)         (35)       (414)
Three months ended March 31, 2000........       (11)            --             (4)          (2)        (17)
                                              -----           ----          -----         ----       -----
    Total charges and payments, net of
      cash proceeds......................      (143)           (14)          (237)         (37)       (431)
                                              -----           ----          -----         ----       -----
Reserve and valuation account balances as
  of March 31, 2000......................     $  15           $  5          $   6         $  6       $  32
                                              =====           ====          =====         ====       =====

    The key elements of the restructuring programs, after the restructuring credit of $67 million include:

                                            SEVERANCE       CONTRACT        ASSET      OTHER EXIT
IN MILLIONS                                AND BENEFITS   TERMINATIONS   IMPAIRMENTS     COSTS       TOTAL
-----------                                ------------   ------------   -----------   ----------   --------
Sales force reorganizations..............      $ 16            $ 3           $ --          $--        $ 19
Distribution reorganizations.............        11              4              7           --          22
Staff reductions.........................        59              1              4           --          64
Manufacturing costs reduction
  initiatives............................        19             --              8           --          27
Plant closures...........................        51              6            203           15         275
Product line rationalizations............         2              5             21           28          56
                                               ----            ---           ----          ---        ----
    Total restructuring charges..........      $158            $19           $243          $43        $463
                                               ====            ===           ====          ===        ====

    Total charges and payments include cash expenditures, non-cash charges primarily for asset impairments and committed severance and benefits to be paid. The total cash payments, net of cash proceeds applied against the restructuring reserves totaled $123 million, which is comprised of cumulative cash expenditures of $145 million and cumulative cash proceeds of $22 million. For the quarter ended March 31, 2000, cash payments, net of cash proceeds totaled $20 million, which is comprised of $21 million of cash expenditures and $1 million of cash proceeds which were applied against the restructuring reserves. Cash payments for the three months ended March 31, 2000 exceeded charges and payments, net of cash proceeds, for the three months ended March 31, 2000 due to payments made to satisfy severance and benefit obligations previously committed and charged against the reserves.

NOTE 2--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                              MARCH 31,   DECEMBER 31,
IN MILLIONS                                                     2000          1999
-----------                                                   ---------   ------------
Finished products...........................................    $576          $551
Raw materials...............................................     244           199
Work in process.............................................      42            45
Other.......................................................     102           103
                                                                ----          ----
                                                                $964          $898
                                                                ====          ====

NOTE 3--SEGMENT INFORMATION

OPERATING SEGMENT DATA

    Nabisco Holdings is a holding company whose subsidiaries are engaged in the manufacture, distribution and sale of cookies, crackers and other food products. Nabisco Holdings is organized and reports its results of operations in three business segments: Nabisco Biscuit Company, the Nabisco Foods Company and the International Food Group which are segregated by both product and geographic area.

    The Company evaluates performance and allocates resources based on operating company contribution ("OCC") before restructuring-related expenses. OCC before restructuring-related expenses for each reportable segment is operating income before amortization of intangibles, restructuring charges and credits and exclusive of restructuring-related expenses.

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
IN MILLIONS                                                     2000        1999
-----------                                                   --------   ----------
Net sales from external customers:
  Nabisco Biscuit Company...................................  $   881     $   867
  Nabisco Foods Company.....................................      631         435
  International Food Group..................................      557         553
                                                              -------     -------
        Total...............................................  $ 2,069     $ 1,855
                                                              =======     =======
Operating company contribution:
  Nabisco Biscuit Company...................................  $   132     $   121
  Nabisco Foods Company.....................................       65          49
  International Food Group..................................       33          32
                                                              -------     -------
Total segment operating company contribution................      230         202
Restructuring-related expenses..............................       --          15
Amortization of trademarks and goodwill.....................       55          53
                                                              -------     -------
Consolidated operating income...............................      175         134
Interest and debt expense...................................       70          65
Other expense, net..........................................        6          10
                                                              -------     -------
Income before income taxes..................................  $    99     $    59
                                                              =======     =======

NOTE 4--SUBSEQUENT EVENT

    On May 5, 2000, the European Commission gave clearance to Nabisco's previously announced intention of joining a consortium of investors, Finalrealm Limited ("Finalrealm"), that has acquired the equity of United Biscuits (Holdings) plc ("UB"), a United Kingdom company, for cash of 265 pence per UB share. Pursuant to the definitive agreements and subject to completion:
(i) Nabisco will contribute approximately $45 million in cash and its operations in Spain, Portugal and the Middle East (in 1999, these operations had net sales of approximately $290 million) to an associate of Finalrealm and in exchange receive dual convertible discounted preferred securities; (ii) Finalrealm has agreed to procure the sale to Nabisco of UB's operations in China, Hong Kong and Taiwan (in 1999, these operations had net sales of approximately $66 million).

    It is expected that Nabisco will have: (i) an economic interest of 26.5% in the consortium which will be comprised of UB's businesses in the United Kingdom, France, the Benelux countries and Nabisco's operations named above; and
(ii) ownership of UB's Asian businesses cited above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of Nabisco Holdings' financial condition and results of operations. The discussion and analysis of the results of operations is divided into separate sections for sales, operating company contribution and operating income. The sales section includes information as reported in the historical financial statements followed by management's discussion and analysis of these results. The operating company contribution and operating income sections include information as reported in the historical financial statements, followed by special items that management believes impact the comparability of historical results, results excluding special items and management's discussion and analysis of results excluding special items. Results excluding special items are presented on a basis consistent with how the businesses are managed. Special items include restructuring-related expenses that management believes affect the comparability of the results of operations. The results of operations excluding special items should not be viewed as a substitute for the historical results of operations but as a tool to better understand the underlying trends in the business. The discussion and analysis of Nabisco Holdings' financial condition and results of operations should be read in conjunction with the historical financial information and the related notes thereto included in the Consolidated Condensed Financial Statements.

    The food business is conducted by the operating subsidiaries of Nabisco Holdings. Nabisco's businesses in the United States are comprised of Nabisco Biscuit Company and the Nabisco Foods Company, formerly known as the U.S. Foods Group. Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" together with Nabisco Ltd, the "International Food Group").

SALES

                                                                       THREE MONTHS
                                                                     ENDED MARCH 31,
                                                              ------------------------------
DOLLARS IN MILLIONS                                             2000       1999     % CHANGE
-------------------                                           --------   --------   --------
NET SALES:

  Nabisco Biscuit Company...................................   $  881     $  867         2%
  Nabisco Foods Company.....................................      631        435        45%
  International Food Group..................................      557        553         1%
                                                               ------     ------
  Total.....................................................   $2,069     $1,855        12%
                                                               ======     ======

   - Nabisco Biscuit Company's net sales increased 2% versus the prior year due to continued momentum in volume growth from its core cookie and cracker brands as well as the impact of several new products. Offsetting some of these gains were several discontinued breakfast food and snack items.

   -      Nabisco Foods Company's net sales increased 45% to
          $631 million. Excluding the impact on net sales resulting from the November 1999 acquisition of the Favorite Brands' business, net sales grew 14%, over the prior year, primarily due to volume gains from nuts, confections and pet snacks.

   - International's net sales increased 1% versus the prior year to $557 million. Excluding the impact of unfavorable foreign currency translations, International's net sales increased
          2%. This increase is primarily due to volume gains in Argentina, principally due to the impact of the Canale S.A.
          acquisition, the Andean region and Asia as well as price increases in Brazil, partially offset by volume declines in Brazil, Mexico and Spain.

OPERATING COMPANY CONTRIBUTION

                                                                       THREE MONTHS
                                                                     ENDED MARCH 31,
                                                              ------------------------------
DOLLARS IN MILLIONS                                             2000       1999     % CHANGE
-------------------                                           --------   --------   --------

REPORTED OPERATING COMPANY CONTRIBUTION(1):

  Nabisco Biscuit Company...................................   $  132     $  108        22%
  Nabisco Foods Company.....................................       65         48        35%
  International Food Group..................................       33         31         6%
                                                               ------     ------
Total.......................................................      230        187        23%
                                                               ------     ------

SPECIAL ITEMS:

  Restructuring-related expenses:
    Nabisco Biscuit Company.................................       --        (13)
    Nabisco Foods Company...................................       --         (1)
    International Food Group................................       --         (1)
                                                               ------     ------
Total.......................................................       --        (15)
                                                               ------     ------

OPERATING COMPANY CONTRIBUTION EXCLUDING SPECIAL ITEMS:

  Nabisco Biscuit Company...................................      132        121         9%
  Nabisco Foods Company.....................................       65         49        33%
  International Food Group..................................       33         32         3%
                                                               ------     ------
Total.......................................................   $  230     $  202        14%
                                                               ======     ======

------------------------

(1) Operating company contribution represents operating income before amortization of trademarks and goodwill and restructuring charges (credits).

THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON OPERATING COMPANY CONTRIBUTION
  EXCLUDING SPECIAL ITEMS:

   - Nabisco Biscuit Company's operating company contribution increased 9% versus the prior year. The increase reflects the impact of ongoing productivity programs on manufacturing costs and volume gains in its core cookie and cracker brands. Increased marketing spending and lower breakfast snack volumes partially offset these gains.

   - Nabisco Foods Company's operating company contribution increased 33% versus the prior year. The results were primarily due to strong volume gains from nuts, confections and pet snacks partially offset by increased marketing spending.

   - International's operating company contribution increased 3% versus the prior year. The increase was primarily due to volume increases in Argentina, the Andean region and Asia.
          Also contributing to the increase was the impact of productivity programs on lowering costs in Canada and Argentina. Partially offsetting this increase were volume declines in Brazil, Mexico and Spain in addition to increased marketing investments in Canada, Asia and Brazil.

OPERATING INCOME

                                                                       THREE MONTHS
                                                                     ENDED MARCH 31,
                                                              ------------------------------
DOLLARS IN MILLIONS                                             2000       1999     % CHANGE
-------------------                                           --------   --------   --------
  REPORTED OPERATING INCOME.................................   $  175     $  134        31%
                                                               ------     ------

SPECIAL ITEMS:

    Restructuring-related expenses..........................       --        (15)
                                                               ------     ------
  OPERATING INCOME EXCLUDING SPECIAL ITEMS..................   $  175     $  149        17%
                                                               ======     ======

THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON OPERATING INCOME EXCLUDING
  SPECIAL ITEMS:

   - Nabisco Holdings' operating income was $175 million in the first quarter of 2000, an increase of 17% from the first quarter 1999 level of $149 million, primarily due to the increase in operating company contribution discussed previously.

INTEREST AND DEBT EXPENSE

    Consolidated interest and debt expense of $70 million in the first quarter of 2000 increased 8% from the first quarter of 1999, due to higher average debt levels and higher average interest rates.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net was $6 million expense in the first three months of 2000 compared to $10 million expense in the first three months of 1999. The first three months comparison primarily reflects foreign exchange gains in 2000 versus foreign exchange losses in 1999.

NET INCOME

    Nabisco Holdings reported net income of $60 million in the first quarter of 2000, an increase of 67% when compared with net income of $36 million for the first quarter of 1999. This increase resulted primarily from higher operating income and lower other income (expense), net offset by higher interest and debt expense and an increase in the provision for income taxes.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) was $63 million income in the first quarter of 2000 versus a loss of $99 million in the first quarter of 1999. The
$162 million change reflects higher net income and foreign currency translation gains in 2000 compared to foreign currency translation losses in 1999.

RESTRUCTURING

    Savings objectives set in our 1998 restructuring programs are on target despite lower than anticipated spending to date. The June 1998 program was substantially completed in 1999 and the December 1998 program is expected to be substantially completed by mid-year 2000. Pre-tax savings in 2000 are expected to be approximately $140 million including cash savings of $133 million and, after completion of the programs, are expected to be approximately $145 million annually including cash savings of $135 million. In 1999, Nabisco recorded a net restructuring credit of $67 million. This net credit reduced the restructuring charges to $463 million. As the remaining projects from the December 1998 restructuring program are completed, we will continue to analyze the actual spending and the estimated cost to complete the programs. The results of that analysis will determine what further adjustments, if any, will be necessary. Cumulative cash expenditures, net of cash proceeds to date have totaled
$123 million with $20 million expended in the first three months of 2000. The cash component of the restructuring charge for the programs will be approximately $140 million including an estimated $37 million expenditure in 2000. For a further discussion of the restructuring programs, see
Note 1 to the Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows used in operating activities amounted to $19 million for the first quarter of 2000 compared to $149 million for the first quarter of 1999. The decrease in net cash flows used in operating activities primarily reflects the 2000 increase in net income and lower working capital requirements.

    Cash flows used in investing activities decreased $8 million in the first quarter of 2000 to $37 million from the first quarter of 1999 primarily because of lower capital expenditures.

    Capital expenditures were $39 million in the first quarter of 2000. Management expects that capital expenditures for 2000 will be approximately $250 million, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations will be sufficient to support its planned capital expenditures in 2000.

    Cash flows from financing activities for the first quarter of 2000 decreased $147 million to $40 million from the first quarter of 1999, principally due to lower net proceeds from long-term debt partially offset by a higher increase in notes payable.

    As of March 31, 2000, the $1.5 billion revolving credit facility was unutilized and available to support borrowings and the 364-day $1.1 billion credit facility was unavailable as it supported outstanding commercial paper borrowings.

    The Nabisco Holdings' credit facilities restrict dividends and distributions after January 1, 1999 by Nabisco Holdings to holders of its equity securities by requiring a minimum net worth amount. As of March 31, 2000, actual net worth, as defined, exceeded required net worth by approximately $810 million. Nabisco Holdings does not believe that its credit arrangements will limit its ability to pay dividends.

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

    At March 31, 2000, Nabisco Holdings' total debt (notes payable and long-term debt, including current maturities) and total capital (total debt and total stockholders' equity) amounted to approximately $4.2 billion and $8.1 billion, respectively, of which total debt is higher by $88 million and total capital is higher by $101 million than their respective balances at December 31, 1999. Nabisco Holdings' ratios of total debt to total stockholders' equity and total debt to total capital at March 31, 2000 were 1.1 to 1 and .51 to 1, respectively.

    Nabisco Holdings currently pays regular quarterly dividends on its common stock at an annual rate of $.75 per share. At that rate, the aggregate amount of dividends to be paid would be approximately $198 million during 2000. Nabisco holdings believes that its internally generated cash and borrowings under its bank credit agreement and any other lines of credit it may establish will provide adequate funds for working capital, interest expense, capital expenditures and payment of its anticipated quarterly dividends. Nabisco Holdings expects to finance future acquisitions primarily from internally generated cash or borrowings.

SUBSEQUENT EVENT

    On May 5, 2000, the European Commission gave clearance to Nabisco's previously announced intention of joining a consortium of investors, Finalrealm Limited ("Finalrealm"), that has acquired the equity of United Biscuits (Holdings) plc ("UB"), a United Kingdom company, for cash of 265 pence per

UB share. Pursuant to the definitive agreements and subject to completion:
(i) Nabisco will contribute approximately $45 million in cash and its operations in Spain, Portugal and the Middle East (in 1999, these operations had net sales of approximately $290 million) to an associate of Finalrealm and in exchange receive dual convertible discounted preferred securities; (ii) Finalrealm has agreed to procure the sale to Nabisco of UB's operations in China, Hong Kong and Taiwan (in 1999, these operations had net sales of approximately $66 million).

    It is expected that Nabisco will have: (i) an economic interest of 26.5% in the consortium which will be comprised of UB's businesses in the United Kingdom, France, the Benelux countries and Nabisco's operations named above; and
(ii) ownership of UB's Asian businesses cited above.

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

    The VaR, which is the potential loss in fair value associated with Nabisco's exposure to changing interest rates, was $226 million after tax at March 31, 2000, an increase of $5 million from the December 31, 1999 amount.

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

    The VaR associated with Nabisco's net commodity exposure (anticipated future purchases less derivatives, inventory and firm purchase commitments) would result in a potential loss in pre-tax earnings of $40 million at March 31, 2000, an increase of $10 million from the December 31, 1999 amount.

    The VaR associated with either Nabisco's derivative commodity instruments or its net commodity exposure would not have a material effect on the fair values or cash flows of Nabisco.
                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements concerning, among other things, the amount of savings from the restructuring program, the level of future capital expenditures, and the level of dividends. These statements reflect management's current views with respect to future events and financial performance. These forward-looking statements are based on many assumptions and factors including competitive pricing for products, commodity prices, success of new product innovations and acquisitions, economic conditions in countries where Nabisco Holdings' subsidiaries do business, the effects of currency fluctuations and the effects of government regulation. Any changes in such assumptions or factors could produce significantly different results.

                                    PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The matters below were voted upon at the annual meeting of stockholders of Nabisco Holdings Corp. held on May 8, 2000. At the meeting, 41,499,066 shares of Class A Common Stock and 213,250,000 shares of Class B Common Stock were represented in person or by proxy. Class A Common Stock and Class B Common Stock are entitled to one (1) vote and ten (10) votes per share, respectively, and vote together as a single class.

    (a) Election of thirteen Directors

                    NAME                         VOTES FOR      VOTES WITHHELD
                    ----                         ---------      --------------
  Herman Cain................................   2,173,893,881       105,187

  John T. Chain, Jr..........................   2,173,872,821       126,247

  Julius L. Chambers.........................   2,173,859,228       139,840

  John L. Clendenin..........................   2,173,868,225       130,843

  Steven F. Goldstone........................   2,173,890,640       108,428

  Ray J. Groves..............................   2,173,869,013       130,055

  David B. Jenkins...........................   2,173,868,539       130,529

  Nancy Karch................................   2,173,896,131       102,937

  James M. Kilts.............................   2,173,891,046       108,022

  Fred H. Langhammer.........................   2,173,893,931       105,137

  H. Eugene Lockhart.........................   2,173,894,101       104,967

  Theodore E. Martin.........................   2,173,869,491       129,577

  Rozanne L. Ridgway.........................   2,173,870,245       128,823

    (b) Ratification of appointment of Deloitte & Touche LLP as independent auditors.

  For...........................................   2,173,960,677

  Against.......................................          22,019

  Abstain.......................................          16,372

                                    PART II

ITEM 5. OTHER INFORMATION

EXPLORATION OF ALTERNATIVES TO MAXIMIZE SHAREHOLDER VALUE

    On April 3, 2000, the Board of Directors of Nabisco Group Holdings Corp. ("NGH") directed its management to explore all alternatives to maximize shareholder value, including the sale of NGH or the sale of Nabisco Holdings. In this connection, NGH engaged UBS Warburg LLC and Morgan Stanley & Co. Incorporated as financial advisors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    10.1    Nabisco Holdings Corp. 1994 Long Term Incentive Plan
            (effective April 17, 1997 as amended and restated through March 17, 2000).
    10.2    Form of Restricted Stock Units Agreement between Nabisco
            Holdings Corp. and the grantee named therein.
    10.3    Form of Non-Qualified Stock Option Agreement between Nabisco
            Holdings Corp. and optionee named therein (2000 grant).
    10.4    Amended and Restated Employment Agreement by and among
            Nabisco Holdings Corp., Nabisco, Inc., Nabisco Group
            Holdings Corp. and James M. Kilts (effective April 1, 2000).
    10.5    Employment Agreement (dated October 1, 1997) by and among
            Nabisco, Inc., Nabisco Holdings Corp., Nabisco Group
            Holdings Corp. and James E. Healey (as amended and restated effective March 17, 2000).
    10.6    Employment Agreement (dated October 12, 1988) by and among
            Nabisco, Inc., Nabisco Holdings Corp., Nabisco Group
            Holdings Corp. and C. Michael Sayeau (as amended and restated effective March 17, 2000).
    10.7    Employment Agreement (dated February 9, 1998) by and among
            Nabisco, Inc., Nabisco Holdings Corp., Nabisco Group
            Holdings Corp. and Richard H. Lenny (as amended and restated effective March 17, 2000).
    10.8    Employment Agreement (dated September 1, 1995) by and among
            Nabisco, Inc., Nabisco Holdings Corp., Nabisco Group
            Holdings Corp. and Douglas R. Conant (as amended and restated effective March 17, 2000).
    10.9    Nabisco Holdings Corp. Annual Incentive Award Plan
            (effective January 1, 1995 as amended and restated as of March 17, 2000).
    10.10   Nabisco Holdings Corp. 1999 Retention Plan Guidelines
            (effective July 1, 1999).
    10.11 Nabisco Salary and Benefit Continuation Program (as amended and restated effective January 1, 1997).
    10.12   Nabisco Flexible Perquisite Program Guidelines (as updated
            January 1, 2000).
    12      Nabisco, Inc. Computation of Ratio of Earnings to Fixed
            Charges for the three months ended March 31, 2000.
    27.1 Nabisco Holdings Corp. Financial Data Schedule for the first quarter of 2000.
    27.2 Nabisco, Inc. Financial Data Schedule for the first quarter of 2000.

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

                                              NABISCO HOLDINGS CORP.
                                              NABISCO, INC.
                                              (Registrants)

                                                                /s/ JAMES E. HEALEY
                                              ......................................
                                              James E. Healey
                                              Executive Vice President and
                                              Chief Financial Officer

Date: May 12, 2000                                              /s/ THOMAS J. PESCE
                                              ......................................
                                              Thomas J. Pesce
                                              Senior Vice President and Controller