Form 10-Q
period 2000-06-30
NABISCO HOLDINGS CORP; NABISCO INC
filed 2000-08-14
CIK 932130, 69526

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 14, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: JULY 31, 2000:

      NABISCO HOLDINGS  51,819,593 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01
                CORP.:  PER SHARE
                        213,250,000 SHARES OF CLASS B COMMON STOCK, PAR VALUE $.01
                        PER SHARE
        NABISCO, INC.:  100 SHARES OF COMMON STOCK, PAR VALUE $2.50 PER SHARE

                              -------------------

    NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Condensed Statements of Income--Three Months
             Ended June 30, 2000 and 1999..............................      1

           Consolidated Condensed Statements of Income--Six Months
             Ended June 30, 2000 and 1999..............................      2

           Consolidated Condensed Statements of Comprehensive
             Income--Three and Six Months Ended June 30, 2000 and
             1999......................................................      3

           Consolidated Condensed Statements of Cash Flows--Six Months
             Ended June 30, 2000 and 1999..............................      4

           Consolidated Condensed Balance Sheets--June 30, 2000 and
             December 31, 1999.........................................      5

           Notes to Consolidated Condensed Financial Statements........      6

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     10

  Item 3.  Quantitative and Qualitative Disclosures about Market
             Risk......................................................     14

PART II--OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders.........     15

  Item 6.  Exhibits and Reports on Form 8-K............................     15

  Signatures...........................................................     16

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS          THREE MONTHS
                                                                     ENDED                 ENDED
                                                                 JUNE 30, 2000         JUNE 30, 1999
                                                              -------------------   -------------------
                                                              NABISCO               NABISCO
                                                              HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                              --------   --------   --------   --------
NET SALES...................................................  $  2,258    $2,258    $  2,023    $2,023
                                                              --------    ------    --------    ------
Costs and expenses:
  Cost of products sold.....................................     1,217     1,217       1,089     1,089
  Selling, advertising, administrative and general
    expenses................................................       768       768         703       703
  Amortization of trademarks and goodwill...................        55        55          54        54
  Restructuring credit......................................       (27)      (27)         --        --
                                                              --------    ------    --------    ------
      OPERATING INCOME......................................       245       245         177       177
Interest and debt expense...................................       (72)      (72)        (64)      (64)
Other income (expense), net.................................        (5)       (5)         (5)       (5)
                                                              --------    ------    --------    ------
      INCOME BEFORE INCOME TAXES............................       168       168         108       108
Provision for income taxes..................................        70        70          43        43
                                                              --------    ------    --------    ------
      NET INCOME............................................  $     98    $   98    $     65    $   65
                                                              ========    ======    ========    ======
BASIC NET INCOME PER SHARE..................................  $    .37              $    .25
                                                              ========              ========

DILUTED NET INCOME PER SHARE................................  $    .37              $    .24
                                                              ========              ========

DIVIDENDS DECLARED PER COMMON SHARE.........................  $  .1875              $  .1875
                                                              ========              ========

Average number of common shares outstanding (in thousands):

  Basic.....................................................   264,795               264,664
                                                              ========              ========
  Diluted...................................................   267,929               266,894
                                                              ========              ========

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  SIX MONTHS            SIX MONTHS
                                                                     ENDED                 ENDED
                                                                 JUNE 30, 2000         JUNE 30, 1999
                                                              -------------------   -------------------
                                                              NABISCO               NABISCO
                                                              HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                              --------   --------   --------   --------
NET SALES...................................................  $  4,327    $4,327    $  3,878    $3,878
                                                              --------    ------    --------    ------
Costs and expenses:
  Cost of products sold.....................................     2,363     2,363       2,116     2,116
  Selling, advertising, administrative and general
    expenses................................................     1,461     1,461       1,344     1,344
  Amortization of trademarks and goodwill...................       110       110         107       107
  Restructuring credit......................................       (27)      (27)         --        --
                                                              --------    ------    --------    ------
      OPERATING INCOME......................................       420       420         311       311
Interest and debt expense...................................      (142)     (142)       (129)     (129)
Other income (expense), net.................................       (11)      (11)        (15)      (15)
                                                              --------    ------    --------    ------
      INCOME BEFORE INCOME TAXES............................       267       267         167       167
Provision for income taxes..................................       109       109          66        66
                                                              --------    ------    --------    ------
      NET INCOME............................................  $    158    $  158    $    101    $  101
                                                              ========    ======    ========    ======
BASIC NET INCOME PER SHARE..................................  $    .60              $    .38
                                                              ========              ========

DILUTED NET INCOME PER SHARE................................  $    .59              $    .38
                                                              ========              ========

DIVIDENDS DECLARED PER COMMON SHARE.........................  $   .375              $   .375
                                                              ========              ========

Average number of common shares outstanding (in thousands):

  Basic.....................................................   264,729               264,700
                                                              ========              ========
  Diluted...................................................   267,281               266,968
                                                              ========              ========

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN MILLIONS)

                                                                 THREE MONTHS          THREE MONTHS
                                                                     ENDED                 ENDED
                                                                 JUNE 30, 2000         JUNE 30, 1999
                                                              -------------------   -------------------
                                                              NABISCO               NABISCO
                                                              HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                              --------   --------   --------   --------
NET INCOME..................................................    $ 98       $ 98      $  65      $  65
                                                                ----       ----      -----      -----
Other comprehensive income (loss):
  Reclassification of cumulative translation losses related
    to businesses sold included in net income...............      51         51         --         --
  Cumulative translation adjustment.........................     (30)       (30)        19         19
  (Provision) benefit for income taxes......................      --         --         --         --
                                                                ----       ----      -----      -----
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX...............      21         21         19         19
                                                                ----       ----      -----      -----
Comprehensive income........................................    $119       $119      $  84      $  84
                                                                ====       ====      =====      =====

                                                                  SIX MONTHS            SIX MONTHS
                                                                     ENDED                 ENDED
                                                                 JUNE 30, 2000         JUNE 30, 1999
                                                              -------------------   -------------------
                                                              NABISCO               NABISCO
                                                              HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                              --------   --------   --------   --------
NET INCOME..................................................    $158       $158      $ 101      $ 101
                                                                ----       ----      -----      -----
Other comprehensive income (loss):
  Reclassification of cumulative translation losses related
    to businesses sold included in net income...............      51         51         --         --
  Cumulative translation adjustment.........................     (27)       (27)      (116)      (116)
  (Provision) benefit for income taxes......................      --         --         --         --
                                                                ----       ----      -----      -----
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX........      24         24       (116)      (116)
                                                                ----       ----      -----      -----
Comprehensive income (loss).................................    $182       $182      $ (15)     $ (15)
                                                                ====       ====      =====      =====

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                 SIX MONTHS            SIX MONTHS
                                                                    ENDED                 ENDED
                                                                JUNE 30, 2000         JUNE 30, 1999
                                                             -------------------   -------------------
                                                             NABISCO               NABISCO
                                                             HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                              -----      -----      -----      -----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income...............................................   $ 158      $ 158      $ 101      $ 101
  Adjustments to reconcile net income to net cash flows
    from operating activities:
      Depreciation of property, plant and equipment........     135        135        132        132
      Amortization of intangibles..........................     110        110        107        107
      Deferred income tax provision........................      26         26         18         18
      Restructuring credit.................................     (27)       (27)        --         --
      Restructuring payments...............................     (38)       (38)       (41)       (41)
      Accounts receivable, net.............................      69         69          3          3
      Inventories..........................................     (69)       (69)       (86)       (86)
      Prepaid expenses and other current assets............     (15)       (15)        (3)        (3)
      Accounts payable.....................................    (222)      (222)      (121)      (121)
      Accrued liabilities..................................      (1)        (1)        38         33
      Income taxes accrued.................................      56         60         17         17
      Other, net...........................................       3         --          4          4
                                                              -----      -----      -----      -----
    Net cash flows from operating activities...............     185        186        169        164
                                                              -----      -----      -----      -----
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures.....................................     (81)       (81)       (99)       (99)
  Proceeds from sale of assets.............................      14         14         14         14
  Investment in Finalrealm transactions....................     (55)       (55)        --         --
                                                              -----      -----      -----      -----
    Net cash flows (used in) investing activities..........    (122)      (122)       (85)       (85)
                                                              -----      -----      -----      -----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from the issuance of long-term debt.........     160        160        192        192
  Repayments of long-term debt.............................    (158)      (158)      (116)      (116)
  Increase (decrease) in notes payable.....................      23         23        (10)       (10)
  Dividends paid on common stock...........................     (99)       (99)      (146)      (146)
  Repurchases of Class A common stock......................     (13)        --        (12)        --
  Proceeds from exercise of Class A common stock options...      20         --          7         --
                                                              -----      -----      -----      -----
    Net cash flows (used in) financing activities..........     (67)       (74)       (85)       (80)
                                                              -----      -----      -----      -----
Effect of exchange rate changes on cash and cash
  equivalents..............................................      (2)        (2)        (6)        (6)
                                                              -----      -----      -----      -----
    Net change in cash and cash equivalents................      (6)       (12)        (7)        (7)
Cash and cash equivalents at beginning of period...........     110        110        111        111
                                                              -----      -----      -----      -----
Cash and cash equivalents at end of period.................   $ 104      $  98      $ 104      $ 104
                                                              =====      =====      =====      =====
Income taxes paid, net of refunds..........................   $  27      $  27      $  30      $  30
Interest paid..............................................   $ 138      $ 138      $ 132      $ 132

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                             JUNE 30, 2000       DECEMBER 31, 1999
                                                          -------------------   -------------------
                                                          NABISCO               NABISCO
                                                          HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                          -------    -------    -------    -------
ASSETS
Current assets:
  Cash and cash equivalents.............................  $   104    $    98    $   110    $   110
  Accounts receivable, net..............................      516        516        681        681
  Deferred income taxes.................................       95         95        116        116
  Inventories...........................................      905        905        898        898
  Prepaid expenses and other current assets.............       82         82         79         79
  Net assets of businesses held for sale................      274        274         --         --
                                                          -------    -------    -------    -------
      TOTAL CURRENT ASSETS..............................    1,976      1,970      1,884      1,884
                                                          -------    -------    -------    -------
Property, plant and equipment--at cost..................    4,972      4,972      5,053      5,053
Less accumulated depreciation...........................   (2,050)    (2,050)    (1,966)    (1,966)
                                                          -------    -------    -------    -------
  Net property, plant and equipment.....................    2,922      2,922      3,087      3,087
                                                          -------    -------    -------    -------
Trademarks, net of accumulated amortization of $1,271
  and $1,197, respectively..............................    3,372      3,372      3,443      3,443
Goodwill, net of accumulated amortization of $1,057 and
  $1,023, respectively..................................    3,014      3,014      3,159      3,159
Other assets and deferred charges.......................      216        216        134        134
                                                          -------    -------    -------    -------
                                                          $11,500    $11,494    $11,707    $11,707
                                                          =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.........................................  $    45    $    45    $    39    $    39
  Accounts payable......................................      379        379        642        642
  Accrued liabilities...................................    1,022        967      1,020        970
  Intercompany payable to Nabisco Holdings..............       --         14         --          7
  Current maturities of long-term debt..................        9          9        158        158
  Income taxes accrued..................................      154        158        104        104
                                                          -------    -------    -------    -------
      TOTAL CURRENT LIABILITIES.........................    1,609      1,572      1,963      1,920
                                                          -------    -------    -------    -------
Long-term debt (less current maturities)................    3,977      3,977      3,892      3,892
Other noncurrent liabilities............................      767        764        744        744
Deferred income taxes...................................    1,123      1,123      1,176      1,176
Stockholders' equity:
  Class A common stock (51,819,593 and 51,412,707 shares
    issued and outstanding at June 30, 2000 and
    December 31, 1999, respectively)....................        1         --          1         --
  Class B common stock (213,250,000 shares issued and
    outstanding at June 30, 2000 and December 31,
    1999)...............................................        2         --          2         --
  Paid-in capital.......................................    4,096      4,141      4,093      4,141
  Retained earnings.....................................      196        186        148        127
  Accumulated other comprehensive income (loss).........     (269)      (269)      (293)      (293)
  Treasury stock, at cost...............................       --         --        (17)        --
  Notes receivable on common stock purchases............       (2)        --         (2)        --
                                                          -------    -------    -------    -------
      TOTAL STOCKHOLDERS' EQUITY........................    4,024      4,058      3,932      3,975
                                                          -------    -------    -------    -------
                                                          $11,500    $11,494    $11,707    $11,707
                                                          =======    =======    =======    =======

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1--INTERIM REPORTING AND RESULTS OF OPERATIONS

GENERAL

    For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

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

BUSINESS DISPOSALS

    In April 2000, Nabisco joined a consortium of investors, Finalrealm Limited ("Finalrealm"), that acquired the equity of United Biscuits (Holdings) plc ("UB"), a United Kingdom company. At that time, Nabisco invested approximately $45 million of cash in an affiliate of Finalrealm. In July 2000, Nabisco sold its operations in Spain, Portugal and the Middle East, which included
$10 million of cash and cash equivalents, to an affiliate of Finalrealm and agreed to pay an additional $41 million of cash to Finalrealm. In exchange for the total cash consideration and businesses sold, Nabisco received mandatorily redeemable discounted preferred stock and warrants valued at approximately
$277 million. The preferred stock is convertible into common equity upon the future exercise of the warrants. These securities are being accounted for on a cost basis. The sale of operations resulted in the recognition of a pre-and-after-tax loss of approximately $18 million that was recorded in selling, advertising, administrative and general expenses in the quarter ended June 30, 2000. The net assets of these operations are presented as net assets of businesses held for sale as of June 30, 2000, in the Consolidated Condensed Balance Sheet. In 1999, these operations had annual net sales of approximately $290 million.

BUSINESS ACQUISITIONS

    In July 2000, Nabisco acquired UB's operations in China, Hong Kong and Taiwan for approximately $99 million as part of its agreement to join the consortium of investors discussed above. In 1999, these operations had annual net sales of approximately $66 million.

    In November 1999, Nabisco acquired certain assets and liabilities of Favorite Brands International, Inc. As of June 30, 2000, the purchase price allocation was completed and resulted in goodwill of $106 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During the second quarter of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Nabisco Holdings and Nabisco will adopt SFAS 133, as amended, on January 1, 2001 but have not yet determined the impact that such adoption or subsequent application will have on their financial position or results of operations.

    In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. Nabisco Holdings and Nabisco are required to adopt SAB No. 101 in the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when certain revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. Nabisco Holdings and Nabisco have determined that the impact of adoption or subsequent application of SAB No. 101 will not have a material effect on their financial position or result of operations.

1998 RESTRUCTURING CHARGES

    In the second and fourth quarters of 1998, Nabisco recorded restructuring charges of $406 million ($268 million after tax) and $124 million ($94 million after tax), respectively. In the second quarter of 2000, Nabisco recorded a net reduction of $27 million in the previously recorded restructuring expense due to higher than anticipated proceeds from assets sold and lower than anticipated spending primarily in severance programs. This restructuring credit combined with the $67 million net restructuring credit recorded in 1999 resulted in a total net charge for the 1998 restructuring programs of $436 million
($296 million after tax). These restructuring programs were undertaken to streamline operations and improve profitability and have resulted in the elimination of approximately 6,900 employee positions.

    The June 1998 program was completed in 1999 and the December 1998 program was completed as of June 30, 2000.

    The key elements of the restructuring programs were:

                                            SEVERANCE       CONTRACT        ASSET      OTHER EXIT
IN MILLIONS                                AND BENEFITS   TERMINATIONS   IMPAIRMENTS     COSTS       TOTAL
-----------                                ------------   ------------   -----------   ----------   --------
Sales force reorganizations..............     $  37           $  3          $  --         $ --       $  40
Distribution reorganizations.............        16              8              9           --          33
Staff reductions.........................        83             --              3           --          86
Manufacturing costs reduction
  initiatives............................        22             --              8           --          30
Plant closures...........................        46              3            217           15         281
Product line rationalizations............         4              4             20           32          60
                                              -----           ----          -----         ----       -----
    Total 1998 restructuring reserves....       208             18            257           47         530

1999 net restructuring credit............       (50)             1            (14)          (4)        (67)
2000 net restructuring credit............        (4)            (3)           (21)           1         (27)
                                              -----           ----          -----         ----       -----
    Total program reserves...............       154             16            222           44         436
                                              -----           ----          -----         ----       -----
Charges and Payments:
Cumulative through December 31, 1999.....      (132)           (14)          (233)         (35)       (414)
Six months ended June 30, 2000...........       (22)            (2)            11           (9)        (22)
                                              -----           ----          -----         ----       -----
    Total charges and payments, net of
      cash proceeds......................      (154)           (16)          (222)         (44)       (436)
                                              -----           ----          -----         ----       -----
Program reserves as of June 30, 2000.....     $  --           $ --          $  --         $ --       $  --
                                              =====           ====          =====         ====       =====

    The key elements of the restructuring programs, after the restructuring credits of $94 million were:

                                            SEVERANCE       CONTRACT        ASSET      OTHER EXIT
IN MILLIONS                                AND BENEFITS   TERMINATIONS   IMPAIRMENTS     COSTS       TOTAL
-----------                                ------------   ------------   -----------   ----------   --------
Sales force reorganizations..............      $ 16            $ 3           $ --          $--        $ 19
Distribution reorganizations.............        10              4             (2)          --          12
Staff reductions.........................        56              1              3           --          60
Manufacturing costs reduction
  initiatives............................        19             --              8           --          27
Plant closures...........................        51              3            192           15         261
Product line rationalizations............         2              5             21           29          57
                                               ----            ---           ----          ---        ----
    Total restructuring charges..........      $154            $16           $222          $44        $436
                                               ====            ===           ====          ===        ====

    Total charges and payments include cash expenditures, non-cash charges primarily for asset impairments and committed severance and benefits to be paid. The total cash payments, net of cash proceeds applied against the restructuring reserves totaled $130 million, which is comprised of cumulative cash expenditures of $162 million and cumulative cash proceeds of $32 million. For the six months ended June 30, 2000, cash payments, net of cash proceeds totaled $27 million, which is comprised of $38 million of cash expenditures and $11 million of cash proceeds which were applied against the restructuring reserves. Although projects have been completed, proceeds to be collected and certain cash payments, primarily severance and benefits that are paid over time, will be transacted after the program completion dates. This is expected to result in a net cash inflow of approximately $15 million subsequent to June 30, 2000. Cash payments for the six months ended June 30, 2000 exceeded charges and payments, net of cash proceeds, for the six months ended June 30, 2000, due to payments made to satisfy severance and benefit obligations previously committed and charged against the reserves.

NOTE 2--CHANGE OF CONTROL

    On June 25, 2000, Nabisco Holdings entered into a merger agreement with Philip Morris Companies, Inc. pursuant to which Philip Morris will acquire all of the outstanding Nabisco Holdings common stock for $55 per share (the "Nabisco Holdings' merger"). Completion of the Nabisco Holdings merger is subject to customary closing conditions, including receipt of stockholder and regulatory approvals. There can be no assurance that such approvals will be obtained. The transaction is expected to close during the fourth quarter of 2000.

    The sale of Nabisco Holdings requires approval by holders of a majority of the outstanding shares of Nabisco Group Holdings Corp. ("NGH") common stock because the Nabisco Holdings' shares constitute substantially all of the assets of NGH. NGH has entered into a voting and indemnity agreement with Philip Morris with respect to the sale of Nabisco Holdings which generally provides that, subject to receiving approval of the sale of Nabisco Holdings from NGH stockholders, NGH will promptly vote in favor of the Nabisco Holdings' merger. The approval by NGH is the only Nabisco Holdings' stockholder approval required to complete the Nabisco Holdings' merger.

NOTE 3--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                              JUNE 30,    DECEMBER 31,
IN MILLIONS                                                     2000          1999
-----------                                                   ---------   ------------
Finished products...........................................    $508          $551
Raw materials...............................................     246           199
Work in process.............................................      46            45
Other.......................................................     105           103
                                                                ----          ----
                                                                $905          $898
                                                                ====          ====

NOTE 4--SEGMENT REPORTING

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

    The Company evaluates performance and allocates resources based on operating company contribution ("OCC"). OCC for each reportable segment is operating income before amortization of intangibles and exclusive of a restructuring credit, loss on sale of businesses and restructuring-related expenses.

                                                       THREE MONTHS             SIX MONTHS
                                                      ENDED JUNE 30,          ENDED JUNE 30,
                                                   ---------------------   ---------------------
IN MILLIONS                                          2000        1999        2000        1999
-----------                                        --------   ----------   --------   ----------
Net sales from external customers:
  Nabisco Biscuit Company........................  $   936     $   897     $ 1,817     $ 1,764
  Nabisco Foods Company..........................      733         547       1,364         982
  International Food Group.......................      589         579       1,146       1,132
                                                   -------     -------     -------     -------
      Total......................................  $ 2,258     $ 2,023     $ 4,327     $ 3,878
                                                   =======     =======     =======     =======
Segment operating company contribution:
  Nabisco Biscuit Company........................  $   146     $   129     $   278     $   250
  Nabisco Foods Company..........................      106          73         171         122
  International Food Group.......................       39          48          72          80
                                                   -------     -------     -------     -------
Total segment operating company contribution.....      291         250         521         452
Restructuring-related expenses...................       --         (19)         --         (34)
Loss on sale of businesses.......................      (18)         --         (18)         --
Restructuring credit.............................       27          --          27          --
Amortization of trademarks and goodwill..........      (55)        (54)       (110)       (107)
                                                   -------     -------     -------     -------
Consolidated operating income....................      245         177         420         311
Interest and debt expense........................      (72)        (64)       (142)       (129)
Other income (expense), net......................       (5)         (5)        (11)        (15)
                                                   -------     -------     -------     -------
Income before income taxes.......................  $   168     $   108     $   267     $   167
                                                   =======     =======     =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of Nabisco Holdings' financial condition and results of operations. The discussion and analysis of the results of operations is divided into separate sections for sales and operating company contribution and operating income. The sales section includes information as reported in the historical financial statements followed by management's discussion and analysis of these results. The operating income and operating company contribution section provides a reconciliation of operating income to operating company contribution, which excludes amortization of trademarks and goodwill and special items that management believes impact the comparability of historical results. This is followed by management's discussion and analysis of operating company contribution ("OCC") which is presented on a basis consistent with how the businesses are managed. Special items include a restructuring credit, loss on sale of businesses and restructuring-related expenses that management believes affect the comparability of the results of operations. OCC should not be viewed as a substitute for the historical results of operations but as a tool to better understand the underlying trends in the business. The discussion and analysis of Nabisco Holdings' financial condition and results of operations should be read in conjunction with the historical financial information and the related notes thereto included in the Consolidated Condensed Financial Statements.

    The food business is conducted by the operating subsidiaries of Nabisco Holdings. Nabisco's businesses in the United States are comprised of Nabisco Biscuit Company and the Nabisco Foods Company. Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" together with Nabisco Ltd, the "International Food Group").

NET SALES

                                                    THREE MONTHS                      SIX MONTHS
                                                   ENDED JUNE 30,                   ENDED JUNE 30,
                                           ------------------------------   ------------------------------
DOLLARS IN MILLIONS                          2000       1999     % CHANGE     2000       1999     % CHANGE
-------------------                        --------   --------   --------   --------   --------   --------
Nabisco Biscuit Company..................   $  936     $  897       4%       $1,817     $1,764       3%
Nabisco Foods Company....................      733        547      34%        1,364        982      39%
International Food Group.................      589        579       2%        1,146      1,132       1%
                                            ------     ------                ------     ------
  Total..................................   $2,258     $2,023      12%       $4,327     $3,878      12%
                                            ======     ======                ======     ======

   - Nabisco Biscuit Company's net sales increased 4% in the second quarter and 3% in the first six months versus the same year periods. The increase in both periods resulted from the continued momentum in volume growth from its cookie and cracker brands. These volume gains were driven by new products, increased marketing investment and the increasing efficiency and effectiveness of Biscuit's reorganized direct store delivery sales force. Several discontinued breakfast food and snack products partially offset the improvements in both periods.

   - Nabisco Foods Company's net sales increased 34% in the second quarter and 39% in the first six months versus the same year periods. Excluding the impact on net sales resulting from the November 1999 acquisition of the Favorite
          Brands' business, net sales grew 8% and 10%, over the respective prior year periods. Volume gains from nuts, confections, pet snacks and condiments, as well as the impact of several new products, continued to drive growth in both periods.

   - International Food Group's net sales increased 2% in the second quarter and 1% in the first six months versus the same year periods. Excluding the impact of unfavorable foreign currency translations, International's net sales increased 5% and 4% over the same year periods. The second quarter increase was primarily due to volume gains in the Andean region, Canada and Argentina and favorable pricing actions in Brazil, Mexico and the Caribbean region partially offset by volume declines in Mexico and Iberia. The sales increase in the first six months reflects volume gains in the Andean region, Asia, and Argentina and price increases in Brazil, the Caribbean region and Canada. This increase was offset in part by volume declines in Mexico, Brazil and Iberia. The impact of the Canale S.A. acquisition in September 1999 is reflected in Argentina's volume gains for both periods.

OPERATING INCOME AND OPERATING COMPANY CONTRIBUTION

                                                    THREE MONTHS                      SIX MONTHS
                                                   ENDED JUNE 30,                   ENDED JUNE 30,
                                           ------------------------------   ------------------------------
DOLLARS IN MILLIONS                          2000       1999     % CHANGE     2000       1999     % CHANGE
-------------------                        --------   --------   --------   --------   --------   --------
OPERATING INCOME.........................   $  245     $  177        38%     $  420     $  311        35%
                                            ------     ------                ------     ------

ITEMS EXCLUDED FROM OPERATING COMPANY
CONTRIBUTION:

    Amortization of trademarks and
      goodwill...........................      (55)       (54)                 (110)      (107)

Special items:

    Restructuring credit.................       27         --                    27         --
    Loss on sale of businesses...........      (18)        --                   (18)        --
    Restructuring-related expenses.......       --        (19)                   --        (34)
                                            ------     ------                ------     ------
                                               (46)       (73)                 (101)      (141)
                                            ------     ------                ------     ------

OPERATING COMPANY CONTRIBUTION BY
SEGMENT:

  Nabisco Biscuit Company................      146        129        13 %       278        250        11 %
  Nabisco Foods Company..................      106         73        45 %       171        122        40 %
  International Food Group...............       39         48       (19)%        72         80       (10)%
                                            ------     ------                ------     ------
Total....................................   $  291     $  250        16 %    $  521     $  452        15 %
                                            ======     ======                ======     ======

THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON OPERATING COMPANY
  CONTRIBUTION:

   - Nabisco Biscuit Company's operating company contribution increased 13% in the second quarter and 11% in the first six months versus the same prior year periods. Volume gains continued to drive the results along with reduced raw materials costs. Increased marketing spending and lower breakfast snack volumes partially offset these gains in both periods.

   - Nabisco Foods Company's operating company contribution increased 45% in the second quarter and 40% in the first six months versus the same prior year periods. The results in both periods were primarily due to strong volume gains partially offset by increased marketing spending. The addition of the Favorite Brands' business contributed 11 percentage points and 9 percentage points to the second quarter and first six months increases, respectively.

   - International Food Group's operating company contribution decreased 19% in the second quarter and 10% in the first six months versus the same prior year periods. The second quarter decrease was primarily due to increased marketing investments in Brazil, Canada and Asia and volume declines in Mexico and Iberia, as well as higher costs in Iberia.
          Partially offsetting this decrease were favorable pricing actions in Mexico and the Caribbean region and higher volumes in the Andean region and Canada. The first six months' performance principally reflects increased marketing spending in Canada, Asia and Brazil, lower volumes in Mexico and Iberia, and higher costs in Iberia. This decrease was offset in part by volume gains in the Andean region, Asia and Argentina and price increases in the Caribbean region and Canada.

INTEREST AND DEBT EXPENSE

    Consolidated interest and debt expense of $72 million in the second quarter and $142 million for the first six months of 2000 increased 13% and 10% from the same 1999 periods due to higher average debt levels and higher average interest rates.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net was $5 million expense and $11 million expense in the second quarter and first six months of 2000 compared to $5 million expense and $15 million expense in the same 1999 periods. The second quarter comparison primarily reflects increased financing costs offset by higher dividend income. The first six months comparison primarily reflects lower foreign exchange losses.

NET INCOME

    Nabisco Holdings reported net income of $98 million and $158 million in the second quarter and first six months of 2000, an increase of 51% and 56%, respectively, from the same 1999 periods. Both current periods reflect higher operating income partially offset by higher interest and debt expense and an increase in the provision for income taxes. The first six months comparison also reflects lower other expenses.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) was $119 million income and $182 million income in the second quarter and first six months of 2000 versus income of $84 million and a loss of $15 million for the same 1999 periods. The second quarter comparison reflects higher net income, the reclassification of cumulative translation losses related to businesses sold in 2000 partially offset by foreign currency translation losses in 2000 versus foreign currency translation gains in 1999. The six month increase is due to higher net income, the reclassification of cumulative translation losses related to businesses sold in 2000 and lower foreign currency translation losses.

RESTRUCTURING

    Savings objectives set in our 1998 restructuring programs are on target. As of June 30, 2000, the 1998 restructuring programs are complete. Pre-tax savings in 2000 are expected to be approximately $140 million including cash savings of $133 million and are expected to be approximately $145 million annually including cash savings of $135 million in 2001 and thereafter. In the second quarter of 2000, Nabisco recorded a net restructuring credit of $27 million in addition to the $67 million net restructuring credit recorded in 1999. These net credits reduced the restructuring charges to $436 million. Cumulative cash expenditures, net of cash proceeds to date have totaled $130 million with $27 million expended in the first six months of 2000. Cumulative cash payments, net of cash proceeds is comprised of $162 million in cash payments and cumulative cash proceeds of $32 million. For the six months ended June 30, 2000, cash payments net of cash proceeds is comprised of $38 million of cash expenditures and $11 million of cash proceeds. Although projects have been completed, proceeds to be collected and certain cash payments, primarily severance and benefits that are paid over time, will be transacted after the program completion dates. This is expected to result in a net cash inflow of approximately $15 million subsequent to June 30, 2000. For a further discussion of the restructuring programs, see Note 1 to the Consolidated Condensed Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows from operating activities amounted to $185 million for the first six months of 2000 compared to $169 million for the first six months of 1999. The increase in net cash flows from operating activities primarily reflects the year 2000 increase in net income partially offset by higher working capital requirements.

    Cash flows used in investing activities increased $37 million in the first six months of 2000 to $122 million from the first six months of 1999 primarily due to the investment in Finalrealm transactions partially offset by lower capital expenditures.

    Capital expenditures were $81 million in the first six months of 2000. Management expects that capital expenditures for 2000 will be approximately $250 million, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations will be sufficient to support its planned capital expenditures in 2000.

    Cash flows used in financing activities for the first six months of 2000 decreased $18 million to $67 million from the first six months of 1999. The decrease was principally due to a reduction in dividends paid in 2000, due to the early payout of Nabisco Holdings' second quarter 1999 dividend and higher proceeds from the exercise of Class A common stock options partially offset by a reduction in net borrowings.

    As of June 30, 2000, the $1.5 billion revolving credit facility was unutilized and available to support borrowings. In addition, the 364-day
$1.1 billion credit facility was utilized to support outstanding commercial paper borrowings of $1.06 billion, and accordingly, $41 million was available.

    The Nabisco Holdings' credit facilities restrict dividends and distributions after January 1, 1999 by Nabisco Holdings to holders of its equity securities by requiring a minimum net worth amount. As of June 30, 2000, actual net worth, as defined, exceeded required net worth by approximately $871 million. Nabisco Holdings does not believe that its credit arrangements will limit its ability to pay dividends.

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

    On June 25, 2000, Nabisco Holdings entered into a merger agreement with Philip Morris Companies, Inc. pursuant to which Philip Morris will acquire all of the outstanding Nabisco Holdings common stock for $55 per share. This agreement requires Nabisco Holdings to conduct its business in the ordinary course consistent with past practice and limits the ability of Nabisco Holdings and its subsidiaries to incur indebtedness, acquire, sell or dispose of certain assets and securities, and take certain other actions.

    At June 30, 2000, Nabisco Holdings' total debt (notes payable and long-term debt, including current maturities) and total capital (total debt and total stockholders' equity) amounted to approximately $4.0 billion and $8.1 billion, respectively, of which total debt is lower by $58 million and total capital is higher by $34 million than their respective balances at December 31, 1999. Nabisco Holdings' ratios of total debt to total stockholders' equity and total debt to total capital at June 30, 2000 were 1 to 1 and .50 to 1, respectively.

    Nabisco Holdings currently pays regular quarterly dividends on its common stock at an annual rate of $.75 per share. At that rate, the aggregate amount of dividends to be paid would be approximately $198 million during 2000. Nabisco Holdings believes that its internally generated cash and borrowings under its bank credit agreement and any other lines of credit it may establish will provide adequate funds for working capital, interest expense, capital expenditures and payment of its anticipated quarterly dividends. There are no restrictions on the payment of Nabisco Holdings customary quarterly dividends under the terms of the Nabisco Holdings' merger agreement with Philip Morris Companies, Inc. Nabisco Holdings expects to finance future acquisitions, if any, primarily from internally generated cash or borrowings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Nabisco is exposed to market risk in the areas of foreign currency exchange rates, interest rates and commodity prices. Nabisco employs a variance/co-variance approach to its calculation of Value at Risk ("VaR"), which is a statistical measure of potential loss in terms of fair value, cash flows, or earnings of market risk sensitive financial instruments over a one-year horizon using a 95% confidence interval for changes in market rates and prices. The model assumes that financial returns are normally distributed. For options and instruments with non-linear returns, the model uses the delta/gamma method to approximate the financial return. The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by Nabisco, nor does it consider the potential effect of favorable changes in market factors.

INTEREST RATE EXPOSURE

    The VaR, which is the potential loss in fair value of financial instruments resulting from Nabisco's exposure to changing interest rates, was $216 million after tax at June 30, 2000, a decrease of $5 million from the December 31, 1999 amount.

COMMODITY PRICE EXPOSURE

    The VaR associated with Nabisco's derivative commodity instruments due to reasonably possible near-term changes in commodity prices, based on historical commodity price movements, would not result in a material effect on the future earnings of Nabisco.

    The VaR associated with Nabisco's net commodity exposure (anticipated future purchases less derivatives, inventory and firm purchase commitments) would result in a potential loss in pre-tax earnings of $36 million at June 30, 2000, an increase of $6 million from the December 31, 1999 amount.

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

    (a) Election of thirteen Directors

                      NAME                           VOTES FOR     VOTES WITHHELD
                      ----                         -------------   --------------
Herman Cain......................................  2,173,893,881      105,187
John T. Chain, Jr. ..............................  2,173,872,821      126,247
Julius L. Chambers...............................  2,173,859,228      139,840
John L. Clendenin................................  2,173,868,225      130,843
Steven F. Goldstone..............................  2,173,890,640      108,428
Ray J. Groves....................................  2,173,869,013      130,055
David B. Jenkins.................................  2,173,868,539      130,529
Nancy Karch......................................  2,173,896,131      102,937
James M. Kilts...................................  2,173,891,046      108,022
Fred H. Langhammer...............................  2,173,893,931      105,137
H. Eugene Lockhart...............................  2,173,894,101      104,967
Theodore E. Martin...............................  2,173,869,491      129,577
Rozanne L. Ridgway...............................  2,173,870,245      128,823

    (b) Ratification of appointment of Deloitte & Touche LLP as independent auditors.

For.......................................................  2,173,960,677
Against...................................................         22,019
Abstain...................................................         16,372

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

 2 Agreement and Plan of Merger, dated as of June 25, 2000 among Nabisco Holdings Corp., Phillip Morris Companies Inc., and Strike Acquisition Corp. (which is incorporated by reference to Annex A to the Preliminary Information
        Statement on Schedule 14C filed on July 28, 2000).
10.1* Amendment to Form of Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and the optionee named therein dated June 28, 2000 (1999 and 2000 grants).
10.2*   Amendment to Form of Restricted Stock Unit Agreement between
        Nabisco Holdings Corp. and the optionee named therein dated
        June 28, 2000 (1999 and 2000 grants).
10.3* Amendment to Tax Sharing Agreement dated as of June 25, 2000 among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco
        Holdings, Inc., Nabisco Holdings Corp., and R.J. Reynolds
        Tobacco Company.
12*     Nabisco, Inc. Computation of Ratio of Earnings to Fixed
        Charges for the six months ended June 30, 2000.
27.1* Nabisco Holdings Corp. Financial Data Schedule for the six months ended June 30, 2000.
27.2* Nabisco, Inc. Financial Data Schedule for the six months ended June 30, 2000.

    ----------------------------

    *   Filed herewith.

    (b) Reports on Form 8-K

        Nabisco Holding's current report on Form 8-K dated June 28, 2000 announcing the signing of definitive agreements for the sale of Nabisco Holdings and NGH.

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

                                              NABISCO HOLDINGS CORP.
                                              NABISCO, INC.
                                              (Registrants)

                                                                /s/ JAMES E. HEALEY
                                              ......................................
                                              James E. Healey
                                              Executive Vice President and
                                              Chief Financial Officer

Date: August 14, 2000                                           /s/ THOMAS J. PESCE
                                              ......................................
                                              Thomas J. Pesce
                                              Senior Vice President and Controller