Form 10-K/A
period 1999-12-31
NABISCO HOLDINGS CORP; NABISCO INC
filed 2000-10-03
CIK 932130, 69526

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                  FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                         --------
PART I
Item 1.    Business....................................................      1
               (a) General Development of Business.....................      1
               (b) Financial Information about Industry Segments.......      2
               (c) Narrative Description of Business...................      2
                     Other Matters.....................................      6
               (d) Financial Information about Foreign and Domestic
                     Operations........................................      6
Item 2.    Properties..................................................      6
Item 3.    Legal Proceedings...........................................      7
Item 4.    Submission of Matters to a Vote of Security Holders.........      7
           Executive Officers of the Registrants.......................      8

PART II
Item 5.    Market for Registrants' Common Equity and Related
             Stockholder Matters.......................................     10
Item 6.    Selected Financial Data.....................................     11
Item 7.    Management's Discussion and Analysis of Financial Condition
             and
             Results of Operations.....................................     12
Item 7a.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................     20
Item 8.    Financial Statements and Supplementary Data.................     22
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and
             Financial Disclosure......................................     22

PART III
Item 10.   Directors and Executive Officers of the Registrants.........     22
Item 11.   Executive Compensation......................................     22
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................     22
Item 13.   Certain Relationships and Related Transactions..............     22

PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K..................................................     23

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
                                              of Nabisco since July 1998; Senior Vice President and
                                              Treasurer of NGH since August 1999; previously Senior Vice
                                              President and Controller of Nabisco Holdings and of
                                              Nabisco, March 1997-
                                              June 1998; Vice President and Controller of Nabisco
                                              Holdings and of Nabisco, April 1995-February 1997; Senior
                                              Director-Finance and Business Development, Specialty
                                              Products Company, January 1994-March 1995.

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

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                1999       1998       1997       1996       1995
--------------------------------------------------  -------    -------    -------    -------    -------
RESULTS OF OPERATIONS
  Net sales.......................................  $ 8,268    $ 8,400    $ 8,734    $ 8,889    $ 8,294
                                                    -------    -------    -------    -------    -------
  Cost of products sold...........................    4,502      4,683      4,950      5,226      4,776
  Selling, advertising, administrative and general
    expenses......................................    2,747      2,672      2,476      2,533      2,389
  Amortization of trademarks and goodwill.........      213        221        226        228        227
  Restructuring charges (credits).................      (67)       530         --        428         --
                                                    -------    -------    -------    -------    -------
    Operating income..............................      873        294      1,082        474        902
  Interest and debt expense(1)....................     (260)      (296)      (326)      (329)      (349)
  Other income (expense), net.....................      (31)       (29)       (32)       (32)       (17)
                                                    -------    -------    -------    -------    -------
    Income (loss) before income taxes.............      582        (31)       724        113        536
  Provision for income taxes......................      222         40        293         96        222
                                                    -------    -------    -------    -------    -------
    Income (loss) before extraordinary item.......      360        (71)       431         17        314
  Extraordinary item - loss on early
    extinguishment of debt, net of income taxes...       (3)        --        (26)        --        (19)
                                                    -------    -------    -------    -------    -------
    Net income (loss).............................  $   357    $   (71)   $   405    $    17    $   295
                                                    =======    =======    =======    =======    =======
PER SHARE DATA
Net income (loss) per common share - basic:
    Income (loss) before extraordinary item.......  $  1.36    $  (.27)   $  1.63    $   .06    $  1.20
    Extraordinary item............................     (.01)        --       (.10)        --       (.07)
                                                    -------    -------    -------    -------    -------
      Net income (loss)...........................  $  1.35    $  (.27)   $  1.53    $   .06    $  1.13
                                                    =======    =======    =======    =======    =======
  Net income (loss) per common share - diluted:
    Income (loss) before extraordinary item.......  $  1.35    $  (.27)   $  1.61    $   .06    $  1.20
    Extraordinary item............................     (.01)        --       (.10)        --       (.07)
                                                    -------    -------    -------    -------    -------
      Net income (loss)...........................  $  1.34    $  (.27)   $  1.51    $   .06    $  1.13
                                                    =======    =======    =======    =======    =======
  Dividends declared per common share.............  $   .75    $   .70    $   .68    $ .6025    $ .4125
                                                    =======    =======    =======    =======    =======
BALANCE SHEET DATA (AT END OF PERIOD)
Working capital.                                    )    (79   )   (209   )    (41   )   (340   $     --
  Total assets....................................   11,707     11,117     12,117     12,290     12,303
  Total debt......................................    4,089      3,805      4,535      4,488      4,455
  Stockholders' equity............................    3,932      3,885      4,204      4,084      4,244

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

    Nabisco maintains an arrangement to sell for cash substantially all of its eligible domestic trade accounts receivable to a financial institution pursuant to a purchase and sale agreement. Eligible accounts are sold on a daily basis. The maximum amount of outstanding eligible trade accounts receivable sold at any time is $400 million. The current agreement will expire in October 2001. The weighted-average discount rates were 5.6%, 5.8% and 5.8% for the three years ended December 31, 1999, 1998 and 1997, respectively. These rates were based upon the financial institution's commercial paper borrowing rate plus participation fees of approximately 0.3% which are adjusted annually. In addition, similar arrangements have been established for the sale of trade accounts receivable by certain foreign subsidiaries. Eligible trade accounts receivable balances sold were $260 million and $381 million as of December 31, 1999 and 1998, respectively.

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

    Nabisco estimates its market risk due to changes in foreign currency rates, interest rates and commodity prices utilizing financial models called Value at Risk ("VaR"). Nabisco employs a variance/ co-variance approach to its calculation of VaR, which is a statistical measure of the potential loss in terms of fair value, cash flows or earnings of market risk sensitive instruments over a one-year horizon using a 95% confidence interval for changes in market rates and prices. The model assumes that financial returns are normally distributed. For options and instruments with non-linear returns, the model uses the delta/gamma method to approximate the financial return.

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

    Refer to the Index to Financial Statements on page 26 for the required information.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                       RELATIONSHIP AND TRANSACTIONS WITH
                          NABISCO GROUP HOLDINGS CORP.

    During the second quarter of 1999, the former direct and indirect parents of Nabisco Holdings, RJR Nabisco, Inc. (which has been renamed R.J. Reynolds Tobacco Holdings, Inc.--"RJR") and RJR Nabisco Holdings Corp. (which has been renamed Nabisco Group Holdings Corp.--"NGH") completed a series of reorganization transactions. The principal transactions in this reorganization that affected Nabisco Holdings are the following:

    - On May 18, 1999, RJR transferred all of the outstanding Class B Common Stock of Nabisco Holdings to NGH through a merger transaction. The Class B Common Stock currently represents approximately 80.6% of the economic interest and approximately 97.6% of the voting interest in Nabisco Holdings.

    - On June 14, 1999, NGH paid a dividend of 100% of the common stock of RJR to record holders of NGH common stock as of May 27, 1999, the record date for the distribution. As a result of the distribution, Nabisco Holdings and its subsidiaries are no longer affiliated with RJR and its subsidiaries.

    NGH, RJR and R.J. Reynolds Tobacco Company entered into several agreements governing the relationships among the parties after the distribution of RJR's shares to NGH stockholders, including the provision of intercompany services by Nabisco Holdings to NGH, certain tax matters, indemnification rights and obligations and other matters among the parties, as disclosed in the Form 8-K filed by Nabisco Holdings on June 16, 1999.

    These agreements replaced a predecessor intercompany services agreement, a predecessor tax sharing agreement and a predecessor corporate agreement that had previously been in place between Nabisco Holdings and RJR. Nabisco Holdings does not anticipate that its entry into these new agreements will have a material effect on its financial condition or results of operations.

    Under the new services agreement dated June 14, 1999 between NGH and Nabisco Holdings ("Services Agreement"), Nabisco Holdings provides various services, including tax and accounting services and benefit management services, to NGH in return for service fees in an amount equal to the fair market value of such services as determined by Nabisco Holdings and NGH.

    Under the tax sharing agreement dated as of June 14, 1999 among Nabisco Holdings, NGH and RJR ("Tax Sharing Agreement"), NGH will be responsible for filing consolidated federal and consolidated, combined or unitary state income tax returns that include NGH, Nabisco Holdings and RJR for periods through June 14, 1999 and that include Nabisco Holdings for tax periods subsequent to such date. The Tax Sharing Agreement will generally seek to allocate tax liabilities based upon the respective tax liabilities of NGH, Nabisco Holdings and RJR as if each had filed its own tax return. Under the Tax Sharing Agreement, the parties agree to indemnify one another against various tax liabilities and make various other covenants regarding tax-related matters.

    Under the corporate agreement dated June 14, 1999 between NGH and Nabisco Holdings ("Corporate Agreement"), Nabisco Holdings has granted NGH (i) a continuing option, transferable by NGH to any of its subsidiaries, to purchase, under certain circumstances, additional shares of Class B Common Stock or shares of nonvoting capital stock of Nabisco Holdings and (ii) certain registration rights.

    In 1999, Nabisco Holdings paid one quarterly dividend of $.175 and three quarterly dividends of $.1875 on each outstanding share of Common Stock. NGH received a total of approximately $157 million from these dividends, the amount representing its proportionate share.

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

       (B)                         REPORTS ON FORM 8-K FILED IN FOURTH QUARTER 1999

                                   None.

       (C)                         EXHIBITS

                                   See Exhibit Index.

       (D)                         FINANCIAL STATEMENT SCHEDULES

                                   None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Parsippany, State of New Jersey on October 3, 2000.

                                             NABISCO HOLDINGS CORP.

                                             By:              /s/ JAMES E. HEALEY
                                                  ...........................................
                                                               (James E. Healey)
                                                         Executive Vice President and
                                                            Chief Financial Officer

                                                              /s/ THOMAS J. PESCE
                                                  ...........................................
                                                               (Thomas J. Pesce)
                                                             Senior Vice President
                                                                and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 3, 2000.

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
            *              President and Chief Executive
 .........................    Officer (principal
    (James M. Kilts)         executive officer) and
                             Director

   /s/ JAMES E. HEALEY     Executive Vice President and
 .........................    Chief Financial Officer
    (James E. Healey)

   /s/ THOMAS J. PESCE     Senior Vice President and
 .........................    Controller (principal
    (Thomas J. Pesce)        accounting officer)

            *              Director                                   *              Director
 .........................                                 .........................
      (Herman Cain)                                          (David B. Jenkins)

            *              Director                                                  Director
 .........................                                 .........................
  (John T. Chain, Jr.)                                          (Nancy Karch)

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

            *              Director                                   *              Director
 .........................                                 .........................
   (John L. Clendenin)                                      (H. Eugene Lockhart)

            *              Chairman of the                            *              Director
 .........................    Board of Directors           .........................
  (Steven F. Goldstone)                                     (Theodore E. Martin)

            *              Director                                   *              Director
 .........................                                 .........................
     (Ray J. Groves)                                        (Rozanne L. Ridgway)

                                             *By:          /s/ JAMES A. KIRKMAN III
                                                  ...........................................
                                                            (James A. Kirkman III)
                                                               Attorney-in-Fact

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Parsippany, State of New Jersey on October 3, 2000.

                                             NABISCO, INC.

                                             By:              /s/ JAMES E. HEALEY
                                                  ...........................................
                                                               (James E. Healey)
                                                         Executive Vice President and
                                                            Chief Financial Officer

                                                              /s/ THOMAS J. PESCE
                                                  ...........................................
                                                               (Thomas J. Pesce)
                                                             Senior Vice President
                                                                and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 3, 2000.

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
            *              President and Chief Executive
 .........................    Officer (principal
    (James M. Kilts)         executive officer) and
                             Director

   /s/ JAMES E. HEALEY     Executive Vice President and
 .........................    Chief Financial Officer
    (James E. Healey)

   /s/ THOMAS J. PESCE     Senior Vice President and
 .........................    Controller (principal
    (Thomas J. Pesce)        accounting officer)

            *              Director                                   *              Director
 .........................                                 .........................
      (Herman Cain)                                          (David B. Jenkins)

            *              Director                                                  Director
 .........................                                 .........................
  (John T. Chain, Jr.)                                          (Nancy Karch)

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

                                             *By:          /s/ JAMES A. KIRKMAN III
                                                  ...........................................
                                                            (James A. Kirkman III)
                                                               Attorney-in-Fact

                         INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                              ------------------
FINANCIAL STATEMENTS

  Management's Responsibility for Financial Statements......  F-1

  Reports of Deloitte & Touche LLP, Independent Auditors....  F-2

  Consolidated Statements of Income--Years Ended
    December 31, 1999, 1998 and 1997........................  F-3

  Consolidated Statements of Comprehensive Income--Years
    Ended December 31, 1999, 1998 and 1997..................  F-4

  Consolidated Statements of Cash Flows--Years Ended
    December 31, 1999, 1998 and 1997........................  F-5

  Consolidated Balance Sheets--December 31, 1999 and 1998...  F-6

  Consolidated Statements of Stockholders' Equity--Years
    Ended December 31, 1999, 1998 and 1997..................  F-7 - F-8

  Notes to Consolidated Financial Statements................  F-9 - F-34

  FINANCIAL STATEMENT SCHEDULES

  For the years ended December 31, 1999, 1998 and 1997:

  Schedule II--Valuation and Qualifying Accounts............  S-1

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

             REPORTS OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

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

Deloitte & Touche LLP

Parsippany, New Jersey
February 2, 2000

Nabisco Holdings Corp.:

Nabisco, Inc.:

    We have audited the consolidated balance sheets of Nabisco Holdings Corp. ("Nabisco Holdings") and Nabisco, Inc. ("Nabisco") as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 2, 2000; such report has previously been filed as part of the companies' Annual Report on Form 10-K for the year ended December 31, 1999. Our audits also included the financial statement schedule of Nabisco Holdings and Nabisco for each of the three years in the period ended December 31, 1999 as listed in the accompanying index to the financial statements. This financial statement schedule is the responsibility of the companies' management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                           DECEMBER 31, 1999     DECEMBER 31, 1998
                                                          -------------------   -------------------
                                                          NABISCO               NABISCO
                                                          HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                          -------    -------    -------    -------
ASSETS
Current assets:
  Cash and cash equivalents.............................  $   110    $   110    $   111    $   111
  Accounts receivable, net of allowance for doubtful
    accounts of $52 and $29, respectively...............      681        681        506        506
  Deferred income taxes.................................      116        116         98         98
  Inventories...........................................      898        898        753        753
  Prepaid expenses and other current assets.............       79         79         70         69
                                                          -------    -------    -------    -------
      TOTAL CURRENT ASSETS..............................    1,884      1,884      1,538      1,537
                                                          -------    -------    -------    -------
Property, plant and equipment--at cost..................    5,053      5,053      4,806      4,806
Less accumulated depreciation...........................   (1,966)    (1,966)    (1,859)    (1,859)
                                                          -------    -------    -------    -------
  Net property, plant and equipment.....................    3,087      3,087      2,947      2,947
                                                          -------    -------    -------    -------
Trademarks, net of accumulated amortization of $1,214
  and $1,102, respectively..............................    3,443      3,443      3,368      3,368
Goodwill, net of accumulated amortization of $1,007 and
  $910, respectively....................................    3,159      3,159      3,182      3,182
Other assets and deferred charges.......................      134        134         82         82
                                                          -------    -------    -------    -------
                                                          $11,707    $11,707    $11,117    $11,116
                                                          =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.........................................  $    39    $    39    $    68    $    68
  Accounts payable......................................      642        642        407        407
  Accrued liabilities...................................    1,020        970      1,043        997
  Intercompany payable to Nabisco Holdings..............       --          7         --          5
  Current maturities of long-term debt..................      158        158        118        118
  Income taxes accrued..................................      104        104        111        111
                                                          -------    -------    -------    -------
      TOTAL CURRENT LIABILITIES.........................    1,963      1,920      1,747      1,706
                                                          -------    -------    -------    -------
Long-term debt (less current maturities)................    3,892      3,892      3,619      3,619
Other noncurrent liabilities............................      744        744        704        704
Deferred income taxes...................................    1,176      1,176      1,162      1,162
Contingencies (Note 11).................................
Stockholders' equity:
  Class A common stock (51,412,707 and 51,434,872 shares
    issued and outstanding at December 31, 1999 and
    1998, respectively).................................        1         --          1         --
  Class B common stock (213,250,000 shares issued and
    outstanding at December 31, 1999 and 1998)..........        2         --          2         --
  Paid-in capital.......................................    4,093      4,141      4,092      4,141
  Retained earnings (deficit)...........................      148        127         (5)       (31)
  Treasury stock, at cost...............................      (17)        --        (18)        --
  Accumulated other comprehensive income (loss).........     (293)      (293)      (185)      (185)
  Notes receivable on common stock purchases............       (2)        --         (2)        --
                                                          -------    -------    -------    -------
      TOTAL STOCKHOLDERS' EQUITY........................    3,932      3,975      3,885      3,925
                                                          -------    -------    -------    -------
                                                          $11,707    $11,707    $11,117    $11,116
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

INTEREST RATE FINANCIAL INSTRUMENTS

    Interest rate swaps and caps are used to effectively hedge certain interest rate exposures. In both types of hedges, the differential to be paid or received is accrued and recognized in interest expense and may change as market interest rates change. Any premium paid or received is amortized over the duration of the hedged instrument. If an arrangement is terminated or effectively terminated prior to maturity, then the realized or unrealized gain or loss is effectively recognized over the remaining

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) original life of the agreement if the hedged item remains outstanding, or immediately, if the underlying hedged instrument does not remain outstanding. If the arrangement is not terminated or effectively terminated prior to maturity, but the underlying hedged instrument is no longer outstanding, then the unrealized gain or loss on the related interest rate swap or cap is recognized immediately.

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

NOTE 3--OPERATIONS

ACQUISITIONS

    In recent years, subsidiaries of Nabisco Holdings have completed a number of acquisitions to expand the domestic and international food businesses, all of which have been accounted for using the purchase method of accounting for business combinations. In September 1999, a subsidiary of Nabisco acquired the stock of Canale S.A., Argentina's fourth largest biscuit company for approximately $134 million resulting in goodwill of $45 million. In
November 1999, Nabisco also acquired certain assets and liabilities of Favorite Brands International, Inc., the fourth largest non-chocolate candy company in the United States for approximately $480 million. As of December 31, 1999, a preliminary purchase price allocation was completed, resulting in goodwill of approximately $68 million, subject to finalization of integration plans which could result in an adjustment to goodwill in 2000. In 1998, a subsidiary of Nabisco acquired the assets of the Jamaican biscuit and snacking company, Butterkist, Ltd. for $9 million. The fair value of the assets acquired approximated the purchase price. In December, 1997, Nabisco acquired the stock of Cornnuts, Inc., a manufacturer of crispy corn kernel

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--OPERATIONS (CONTINUED)
snacks, for approximately $51 million. As of December 31, 1997, the acquisition was carried in other assets in the consolidated balance sheet pending completion of the purchase price allocation. During 1998 the purchase price was allocated resulting in goodwill of $30 million, including $4 million for a plant closure.

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

    In June 1997, Nabisco sold certain domestic regional brands for $50 million that resulted in a $32 million gain ($19 million after tax). In addition, non-recurring expenses of $31 million ($18 million after tax) were recognized. These included a $14 million additional provision to write-down property, plant and equipment ($10 million), intangibles ($2 million) and inventory
($2 million) of the Plush Pippin frozen pie business sold in 1998 at its approximate carrying value of $5 million; $10 million of severance and related benefits for approximately 80 sales persons in the U.S. Foods Group sales organization; and $7 million of exit costs resulting from the relocation of Nabisco International's headquarters from New York City to New Jersey consisting of $6 million for lease abandonment costs and $1 million for employee severance benefits. The net $1 million pre-tax gain from these items is included in selling, advertising, administrative and general expenses in the Consolidated Statements of

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--OPERATIONS (CONTINUED)
Income. 1997 net sales from the Plush Pippin frozen pie business were $40 million and operating income was not material.

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

NOTE 4--ACCOUNTS RECEIVABLE

    Nabisco maintains an arrangement to sell for cash substantially all of its eligible domestic trade accounts receivable to a financial institution pursuant to a purchase and sale agreement. Eligible trade accounts receivable, which are sold without recourse, are accounts that are not in excess of certain agreed-upon concentration amounts, and exclude amounts that may be delinquent, in default, or disputed. Eligible accounts are sold on a daily basis and are settled monthly. The maximum amount of outstanding eligible trade accounts receivable sold at any time is $400 million. Nabisco provides

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--ACCOUNTS RECEIVABLE (CONTINUED)
ongoing credit and collection services on the sold accounts. The current agreement will expire in October 2001. The weighted-average discount rates were 5.6%, 5.8% and 5.8% for the three years ended December 31, 1999, 1998 and 1997, respectively. These rates were based upon the financial institution's commercial paper borrowing rate plus participation fees of approximately 0.3% which are adjusted annually. In addition, similar arrangements have been established for the sale of trade accounts receivable by certain foreign subsidiaries. Eligible trade accounts receivable balances sold were $260 million and $381 million as December 31, 1999 and 1998, respectively. The aggregate expenses related to the sales of trade accounts receivable included in Other income (expense), net were $17 million in 1999, $19 million in 1998 and $20 million in 1997.

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

    The credit facilities also limit the ability of Nabisco Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, acquire, sell or dispose of certain assets and securities and engage in certain mergers or consolidations. Nabisco and

                             NABISCO HOLDINGS CORP.

                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--LONG-TERM DEBT (CONTINUED)
Nabisco Holdings believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

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

NOTE 13--COMMITMENTS

    At December 31, 1999, other commitments totaled approximately $239 million, which included $28 million for capital commitments and $211 million related to operating lease commitments. The operating lease amounts for each of the five succeeding years are: 2000--$37 million; 2001--$29 million; 2002--$25 million; 2003--$20 million; 2004--$20 million; and in 2005 and thereafter--$80 million. Rent expense, including operating leases was $102 million, $89 million and $84 million for the three years ended December 31, 1999, 1998 and 1997, respectively.

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

    The assumed health care cost trend rate was 5.5% in 1999 and 5% in 2000 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15--RETIREMENT BENEFITS (CONTINUED) care plan. A one-percentage-point change in the assumed health care cost trend rates would have had the following impact on 1999 amounts:

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

    Nabisco Biscuit manufactures and markets cookies and crackers in the United States. Its products are sold to major grocery and other large retail chains through its own direct store delivery system. The U.S. Foods Group represents other food operations in the United States and manufactures and markets sauces and condiments, pet snacks, hot cereals, dry mix desserts, gelatins, non-chocolate candy, gum, nuts and salty snacks. It sells to major grocery chains, national drug and mass merchandisers, convenience channels and warehouse clubs through a direct sales force. It also sells to small retail grocery chains and regional mass merchandisers through independent brokers. The International Food Group conducts Nabisco's international operations, outside the United States, primarily in markets in

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17--SEGMENT INFORMATION (CONTINUED)
Latin America, Canada, certain markets in Europe, the Middle East, Africa and Asia. The International Food Group primarily produces and markets biscuits, powdered dessert and dry mixes, baking powder, pasta, juices, milk products and other grocery items.

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

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of 1999 and 1998 quarterly results of operations and per share data for Nabisco Holdings:

IN MILLIONS, EXCEPT PER SHARE AMOUNTS                         FIRST     SECOND     THIRD      FOURTH
-------------------------------------                         ------   --------   --------   --------
1999(1)
  Net sales.................................................  $1,855    $2,023     $ 2,057    $ 2,333
  Gross profit..............................................     828       934         924      1,080
  Operating income..........................................     134       177         252        310
  Income before extraordinary item..........................      36        65         117        142
  Net income................................................      36        65         114        142
PER SHARE DATA:
  Net income - basic........................................  $  .14    $  .25     $   .43    $   .54
  Net income - diluted......................................     .13       .24         .43        .53
  Dividends declared........................................   .1875     .1875       .1875      .1875
  Market price
    High....................................................      45 13/16      43 1/2       43 15/16       38 1/8
    Low.....................................................      38 5/16      37 9/16       34 7/16       31 3/16

                                                              FIRST     SECOND     THIRD      FOURTH
                                                              ------   --------   --------   --------
1998(2)
  Net sales.................................................  $1,962    $2,131     $ 2,098    $ 2,209
  Gross profit..............................................     837       944         932      1,004
  Operating income (loss)...................................     182      (210)        184        138
  Net income (loss).........................................      55      (200)         55         19
PER SHARE DATA:
  Net income (loss) - basic.................................  $  .21    $ (.76)    $   .21    $   .07
  Net income (loss) - diluted...............................     .21      (.76)        .21        .07
  Dividends declared........................................    .175      .175        .175       .175
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

                                                                     SCHEDULE II

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN MILLIONS)

COLUMN A                                    COLUMN B           COLUMN C            COLUMN D     COLUMN E
--------                                   ----------   -----------------------   ----------   ----------
                                                              (ADDITIONS)
                                                        -----------------------
                                           BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                           BEGINNING    COSTS AND      OTHER                     END OF
DESCRIPTION                                OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                                ----------   ----------   ----------   ----------   ----------
                                                                                     (A)
1999:
Allowances deducted from related
  balance sheet accounts:
  Accounts receivable....................     $ 29          $34            --        $ 11         $ 52
  Inventory..............................       19           18            --          11           26
  Property, plant & equipment............       29           14            --          17           26
  Current deferred income taxes..........        5           --            --          --            5
  Non-current deferred income taxes......       83           13            --          11           85
                                              ----          ---      ----------      ----         ----
                                              $165          $79      $     --        $ 50         $194
                                              ====          ===      ==========      ====         ====
1998:
Allowances deducted from related
  balance sheet accounts:
  Accounts receivable....................     $ 26          $17            --        $ 14         $ 29
  Inventory..............................       23           18            --          22           19
  Property, plant & equipment............       40           20            --          31           29
  Current deferred income taxes..........        6           --            --           1            5
  Non-current deferred income taxes......       77            6            --          --           83
                                              ----          ---      ----------      ----         ----
                                              $172          $61      $     --        $ 68         $165
                                              ====          ===      ==========      ====         ====
1997:
Allowances deducted from related
  balance sheet accounts:
  Accounts receivable....................     $ 31          $11            --        $ 16         $ 26
  Inventory..............................       25           20            --          22           23
  Property, plant & equipment............       85           15            --          60           40
  Current deferred income taxes..........        6           --            --          --            6
  Non-current deferred income taxes......       83           --            --           6           77
                                              ----          ---      ----------      ----         ----
                                              $230          $46      $     --        $104         $172
                                              ====          ===      ==========      ====         ====

------------------------

Notes:

1999 and 1998 amounts exclude activity related to the 1998 restructuring programs disclosed in the Companies' 1999 Form 10-K/A, Note 3 to the Consolidated Financial Statements--Operations.

(A) Represents charges for which allowances were created.

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

        3.2 Amended Bylaws of Nabisco Holdings Corp., as amended effective January 1, 2000 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K of Nabisco
                        Holdings Corp. and Nabisco, Inc. for the fiscal year ended
                        December 31, 1999, filed March 21, 2000 (the "1999 Nabisco
                        Form 10-K")).

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

       10.2 Credit Agreement (the "364 Day Facility"), as amended and restated as of October 28, 1999, among Nabisco Holdings
                        Corp., Nabisco, Inc., and the lending institutions parties thereto.

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

       10.3(b)          Second Amendment to the Revolving Credit Agreement and
                        Fourth Amendment to the 364 Day Facility, dated April 25,
                        1999, among Nabisco Holdings Corp., Nabisco, Inc. and the lending institutions parties thereto (incorporated by reference to Exhibit 10.3(b) to the 1999 Nabisco
                        Form 10-K).

       10.3(c)          Third Amendment to the Revolving Credit Agreement, dated
                        October 28, 1999, among Nabisco Holdings Corp., Nabisco,
                        Inc. and the lending institutions parties thereto
                        (incorporated by reference to Exhibit 10.3(c) to the 1999
                        Nabisco Form 10-K).

       10.4             Intercompany Services Agreement dated as of June 14, 1999
                        among RJR Nabisco Holdings Corp. and R.J. Reynolds Tobacco
                        Holdings, Inc. (incorporated by reference to Exhibit 10.3
                        to Form 8-K of Nabisco Holdings Corp. and Nabisco Inc. filed on June 16, 1999).

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

       10.9             Form of Employment Agreement dated October 31, 1988 by and between RJR Nabisco, Inc. and the executive named therein as amended by the Amendment by and between RJR Nabisco, Inc.,
                        Nabisco, Inc. and the executive named therein (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form
                        10-Q/A of Nabisco Holdings Corp. and Nabisco, Inc. for the
                        fiscal quarter ended September 30, 1995, filed November 1,
                        1995).

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

       10.10(f)         Form of Performance Unit Agreement between Nabisco Holdings
                        Corp. and the grantee named therein (1996: one-year period)
                        (incorporated by reference to Exhibit 10.2 to the
                        March 1996 Nabisco Form 10-Q).

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

       12.              Nabisco, Inc. Computation of Ratio of Earnings to Fixed
                        Charges for the year ended December 31, 1999 (incorporated by reference to Exhibit 12 to the 1999 Nabisco Form 10-K).

       21. Subsidiaries of the Registrants (incorporated by reference to Exhibit 21 to the 1999 Nabisco Form 10-K).

       23.1             Consent of Independent Auditors dated March 21, 2000
                        (incorporated by reference to Exhibit 23 to the 1999 Nabisco
                        Form 10-K).

       23.2             Consent of Independent Auditors dated October 3, 2000.

       24. Power of Attorney (incorporated by reference to Exhibit 24 to the 1999 Nabisco Form 10-K).

       27.1             Nabisco Holdings Corp. Financial Data Schedule (incorporated by reference to Exhibit 27.1 to the 1999 Nabisco
                        Form 10-K).

       27.2 Nabisco, Inc. Financial Data Schedule (incorporated by reference to Exhibit 27.2 to the 1999 Nabisco Form 10-K).