Form 10-Q/A
period 2000-03-31
NABISCO HOLDINGS CORP; NABISCO INC
filed 2000-10-03
CIK 932130, 69526

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

                              -------------------

    NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Condensed Statements of Income--Three Months
             Ended March 31, 2000 and 1999.............................      1

           Consolidated Condensed Statements of Comprehensive
             Income--Three Months Ended March 31, 2000 and 1999........      2

           Consolidated Condensed Statements of Cash Flows--Three
             Months Ended March 31, 2000 and 1999......................      3

           Consolidated Condensed Balance Sheets--March 31, 2000 and
             December 31, 1999.........................................      4

           Notes to Consolidated Condensed Financial Statements........      5

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................      9

  Item 3.  Quantitative and Qualitative Disclosures about Market
             Risk......................................................     13

PART II--OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders.........     14

  Item 5.  Other Information...........................................     15

  Item 6.  Exhibits and Reports on Form 8-K............................     15

  Signatures...........................................................     17

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
                                                              ========    ======    ========    ======

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                THREE MONTHS          THREE MONTHS
                                                                    ENDED                 ENDED
                                                               MARCH 31, 2000        MARCH 31, 1999
                                                             -------------------   -------------------
                                                             NABISCO               NABISCO
                                                             HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                              -----      -----      -----      -----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income...............................................   $  60      $  60      $  36      $  36
  Adjustments to reconcile net income to net cash flows
    from (used in) operating activities:
      Depreciation of property, plant and equipment........      66         66         67         67
      Amortization of intangibles..........................      55         55         53         53
      Deferred income tax provision........................      21         21         16         16
      Restructuring payments...............................     (21)       (21)       (18)       (18)
      Accounts receivable, net.............................     130        130         (8)        (8)
      Inventories..........................................     (74)       (74)       (73)       (73)
      Prepaid expenses and other current assets............      (3)        (3)        (1)        (1)
      Accounts payable.....................................    (248)      (248)      (172)      (172)
      Accrued liabilities..................................     (13)       (13)       (48)       (46)
      Income taxes accrued.................................      10         10         (4)        (4)
      Other, net...........................................      (2)        (2)         3          3
                                                              -----      -----      -----      -----
    Net cash flows (used in) operating activities..........     (19)       (19)      (149)      (147)
                                                              -----      -----      -----      -----
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures.....................................     (39)       (39)       (47)       (47)
  Proceeds from sale of assets.............................       2          2          2          2
                                                              -----      -----      -----      -----
    Net cash flows (used in) investing activities..........     (37)       (37)       (45)       (45)
                                                              -----      -----      -----      -----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from long-term debt.........................     210        210        233        233
  Repayments of long-term debt.............................    (153)      (153)        (7)        (7)
  Increase in notes payable................................      33         33          5          5
  Dividends paid on common stock...........................     (50)       (50)       (46)       (46)
  Net proceeds from issuance of Class A common stock.......      --         --          2         --
                                                              -----      -----      -----      -----
    Net cash flows from financing activities...............      40         40        187        185
                                                              -----      -----      -----      -----
Effect of exchange rate changes on cash and cash
  equivalents..............................................      --         --         (6)        (6)
                                                              -----      -----      -----      -----
    Net change in cash and cash equivalents................     (16)       (16)       (13)       (13)
Cash and cash equivalents at beginning of period...........     110        110        111        111
                                                              -----      -----      -----      -----
Cash and cash equivalents at end of period.................   $  94      $  94      $  98      $  98
                                                              =====      =====      =====      =====
Income taxes paid, net of refunds..........................   $   8      $   8      $  11      $  11
Interest paid..............................................   $  77      $  77      $  72      $  72

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                            MARCH 31, 2000       DECEMBER 31, 1999
                                                          -------------------   -------------------
                                                          NABISCO               NABISCO
                                                          HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                          -------    -------    -------    -------
ASSETS
Current assets:
  Cash and cash equivalents.............................  $    94    $    94    $   110    $   110
  Accounts receivable, net of allowance for doubtful
    accounts of $51 and $52, respectively...............      553        553        681        681
  Deferred income taxes.................................      100        100        116        116
  Inventories...........................................      964        964        898        898
  Prepaid expenses and other current assets.............       82         82         79         79
                                                          -------    -------    -------    -------
      TOTAL CURRENT ASSETS..............................    1,793      1,793      1,884      1,884
                                                          -------    -------    -------    -------
Property, plant and equipment--at cost..................    5,087      5,087      5,053      5,053
Less accumulated depreciation...........................   (2,030)    (2,030)    (1,966)    (1,966)
                                                          -------    -------    -------    -------
  Net property, plant and equipment.....................    3,057      3,057      3,087      3,087
                                                          -------    -------    -------    -------
Trademarks, net of accumulated amortization of $1,242
  and $1,214, respectively..............................    3,414      3,414      3,443      3,443
Goodwill, net of accumulated amortization of $1,032 and
  $1,007, respectively..................................    3,151      3,151      3,159      3,159
Other assets and deferred charges.......................      163        163        134        134
                                                          -------    -------    -------    -------
                                                          $11,578    $11,578    $11,707    $11,707
                                                          =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.........................................  $    72    $    72    $    39    $    39
  Accounts payable......................................      403        403        642        642
  Accrued liabilities...................................      982        932      1,020        970
  Intercompany payable to Nabisco Holdings..............       --          7         --          7
  Current maturities of long-term debt..................       11         11        158        158
  Income taxes accrued..................................      121        121        104        104
                                                          -------    -------    -------    -------
      TOTAL CURRENT LIABILITIES.........................    1,589      1,546      1,963      1,920
                                                          -------    -------    -------    -------
Long-term debt (less current maturities)................    4,094      4,094      3,892      3,892
Other noncurrent liabilities............................      770        770        744        744
Deferred income taxes...................................    1,180      1,180      1,176      1,176
Stockholders' equity:
  Class A common stock (51,412,707 shares issued and
    outstanding at March 31, 2000 and December 31,
    1999)...............................................        1         --          1         --
  Class B common stock (213,250,000 shares issued and
    outstanding at March 31, 2000 and December 31,
    1999)...............................................        2         --          2         --
  Paid-in capital.......................................    4,093      4,141      4,093      4,141
  Retained earnings.....................................      158        137        148        127
  Treasury stock, at cost...............................      (17)        --        (17)        --
  Accumulated other comprehensive income (loss).........     (290)      (290)      (293)      (293)
  Notes receivable on common stock purchases............       (2)        --         (2)        --
                                                          -------    -------    -------    -------
      TOTAL STOCKHOLDERS' EQUITY........................    3,945      3,988      3,932      3,975
                                                          -------    -------    -------    -------
                                                          $11,578    $11,578    $11,707    $11,707
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE EXPOSURE

    Nabisco is exposed to changes in interest rates primarily as a result of its borrowing activities which include commercial paper, short-term borrowings and long-term fixed rate debt used to maintain liquidity and fund its business operations. Nabisco employs a variance/co-variance approach to its calculation of Value at Risk ("VaR"), which is a statistical measure of potential loss in terms of fair value, cash flows, or earnings of interest rate sensitive financial instruments over a one year horizon using a 95% confidence interval for changes in interest rates. The model assumes that financial returns are normally distributed. For options and instruments with non-linear returns, the model uses the delta/ gamma method to approximate the financial return.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    10.1    Nabisco Holdings Corp. 1994 Long Term Incentive Plan
            (effective April 17, 1997 as amended and restated through March 17, 2000) (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of Nabisco Holdings Corp.
            and Nabisco, Inc. for the fiscal quarter ended March 31, 2000, filed May 12, 2000 (the "March 2000 Nabisco
            Form 10-Q")).
    10.2    Form of Restricted Stock Units Agreement between Nabisco
            Holdings Corp. and the grantee named therein (incorporated by reference to Exhibit 10.2 to the March 2000 Nabisco
            Form 10-Q).
    10.3    Form of Non-Qualified Stock Option Agreement between Nabisco
            Holdings Corp. and optionee named therein (2000 grant)
            (incorporated by reference to Exhibit 10.3 to the March 2000
            Nabisco Form 10-Q).
    10.4    Amended and Restated Employment Agreement by and among
            Nabisco Holdings Corp., Nabisco, Inc., Nabisco Group
            Holdings Corp. and James M. Kilts (effective April 1, 2000)
            (incorporated by reference to Exhibit 10.4 to the March 2000
            Nabisco Form 10-Q).
    10.5    Employment Agreement (dated October 1, 1997) by and among
            Nabisco, Inc., Nabisco Holdings Corp., Nabisco Group
            Holdings Corp. and James E. Healey (as amended and restated effective March 17, 2000) (incorporated by reference to
            Exhibit 10.5 to the March 2000 Nabisco Form 10-Q).
    10.6    Employment Agreement (dated October 12, 1988) by and among
            Nabisco, Inc., Nabisco Holdings Corp., Nabisco Group
            Holdings Corp. and C. Michael Sayeau (as amended and restated effective March 17, 2000) (incorporated by reference to Exhibit 10.6 to the March 2000 Nabisco
            Form 10-Q).
    10.7    Employment Agreement (dated February 9, 1998) by and among
            Nabisco, Inc., Nabisco Holdings Corp., Nabisco Group
            Holdings Corp. and Richard H. Lenny (as amended and restated effective March 17, 2000) (incorporated by reference to
            Exhibit 10.7 to the March 2000 Nabisco Form 10-Q).
    10.8    Employment Agreement (dated September 1, 1995) by and among
            Nabisco, Inc., Nabisco Holdings Corp., Nabisco Group
            Holdings Corp. and Douglas R. Conant (as amended and restated effective March 17, 2000) (incorporated by reference to Exhibit 10.8 to the March 2000 Nabisco
            Form 10-Q).
    10.9    Nabisco Holdings Corp. Annual Incentive Award Plan
            (effective January 1, 1995 as amended and restated as of March 17, 2000) (incorporated by reference to Exhibit 10.9 to the March 2000 Nabisco Form 10-Q).
    10.10   Nabisco Holdings Corp. 1999 Retention Plan Guidelines
            (effective July 1, 1999) (incorporated by reference to
            Exhibit 10.10 to the March 2000 Nabisco Form 10-Q).

    10.11 Nabisco Salary and Benefit Continuation Program (as amended and restated effective January 1, 1997) (incorporated by reference to Exhibit 10.11 to the March 2000 Nabisco
            Form 10-Q).
    10.12   Nabisco Flexible Perquisite Program Guidelines (as updated
            January 1, 2000) (incorporated by reference to
            Exhibit 10.12 to the March 2000 Nabisco Form 10-Q).
    12      Nabisco, Inc. Computation of Ratio of Earnings to Fixed
            Charges for the three months ended March 31, 2000
            (incorporated by reference to Exhibit 12 to the March 2000
            Nabisco Form 10-Q).
    27.1 Nabisco Holdings Corp. Financial Data Schedule for the first quarter of 2000 (incorporated by reference to Exhibit 27.1 to the March 2000 Nabisco Form 10-Q).
    27.2 Nabisco, Inc. Financial Data Schedule for the first quarter of 2000 (incorporated by reference to Exhibit 27.2 to the March 2000 Nabisco Form 10-Q).

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

                                              NABISCO HOLDINGS CORP.
                                              NABISCO, INC.
                                              (Registrants)

                                                                /s/ JAMES E. HEALEY
                                              ......................................
                                              James E. Healey
                                              Executive Vice President and
                                              Chief Financial Officer

Date: October 3, 2000                                           /s/ THOMAS J. PESCE
                                              ......................................
                                              Thomas J. Pesce
                                              Senior Vice President and Controller