Form 10-Q/A
period 2000-06-30
NABISCO HOLDINGS CORP; NABISCO INC
filed 2000-10-03
CIK 932130, 69526

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

                              -------------------

    NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Condensed Statements of Income--Three Months
             Ended June 30, 2000 and 1999..............................      1

           Consolidated Condensed Statements of Income--Six Months
             Ended June 30, 2000 and 1999..............................      2

           Consolidated Condensed Statements of Comprehensive
             Income--Three and Six Months Ended June 30, 2000 and
             1999......................................................      3

           Consolidated Condensed Statements of Cash Flows--Six Months
             Ended June 30, 2000 and 1999..............................      4

           Consolidated Condensed Balance Sheets--June 30, 2000 and
             December 31, 1999.........................................      5

           Notes to Consolidated Condensed Financial Statements........      6

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     11

  Item 3.  Quantitative and Qualitative Disclosures about Market
             Risk......................................................     15

PART II--OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders.........     16

  Item 6.  Exhibits and Reports on Form 8-K............................     17

  Signatures...........................................................     18

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

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                             JUNE 30, 2000       DECEMBER 31, 1999
                                                          -------------------   -------------------
                                                          NABISCO               NABISCO
                                                          HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                          -------    -------    -------    -------
ASSETS
Current assets:
  Cash and cash equivalents.............................  $   104    $    98    $   110    $   110
  Accounts receivable, net of allowance for doubtful
    accounts of $47 and $52, respectively...............      516        516        681        681
  Deferred income taxes.................................       95         95        116        116
  Inventories...........................................      905        905        898        898
  Prepaid expenses and other current assets.............       82         82         79         79
  Net assets of businesses held for sale................      274        274         --         --
                                                          -------    -------    -------    -------
      TOTAL CURRENT ASSETS..............................    1,976      1,970      1,884      1,884
                                                          -------    -------    -------    -------
Property, plant and equipment--at cost..................    4,972      4,972      5,053      5,053
Less accumulated depreciation...........................   (2,050)    (2,050)    (1,966)    (1,966)
                                                          -------    -------    -------    -------
  Net property, plant and equipment.....................    2,922      2,922      3,087      3,087
                                                          -------    -------    -------    -------
Trademarks, net of accumulated amortization of $1,271
  and $1,197, respectively..............................    3,372      3,372      3,443      3,443
Goodwill, net of accumulated amortization of $1,057 and
  $1,023, respectively..................................    3,014      3,014      3,159      3,159
Other assets and deferred charges.......................      216        216        134        134
                                                          -------    -------    -------    -------
                                                          $11,500    $11,494    $11,707    $11,707
                                                          =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.........................................  $    45    $    45    $    39    $    39
  Accounts payable......................................      379        379        642        642
  Accrued liabilities...................................    1,022        967      1,020        970
  Intercompany payable to Nabisco Holdings..............       --         14         --          7
  Current maturities of long-term debt..................        9          9        158        158
  Income taxes accrued..................................      154        158        104        104
                                                          -------    -------    -------    -------
      TOTAL CURRENT LIABILITIES.........................    1,609      1,572      1,963      1,920
                                                          -------    -------    -------    -------
Long-term debt (less current maturities)................    3,977      3,977      3,892      3,892
Other noncurrent liabilities............................      767        764        744        744
Deferred income taxes...................................    1,123      1,123      1,176      1,176
Stockholders' equity:
  Class A common stock (51,819,593 and 51,412,707 shares
    issued and outstanding at June 30, 2000 and
    December 31, 1999, respectively)....................        1         --          1         --
  Class B common stock (213,250,000 shares issued and
    outstanding at June 30, 2000 and December 31,
    1999)...............................................        2         --          2         --
  Paid-in capital.......................................    4,096      4,141      4,093      4,141
  Retained earnings.....................................      196        186        148        127
  Accumulated other comprehensive income (loss).........     (269)      (269)      (293)      (293)
  Treasury stock, at cost...............................       --         --        (17)        --
  Notes receivable on common stock purchases............       (2)        --         (2)        --
                                                          -------    -------    -------    -------
      TOTAL STOCKHOLDERS' EQUITY........................    4,024      4,058      3,932      3,975
                                                          -------    -------    -------    -------
                                                          $11,500    $11,494    $11,707    $11,707
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

BUSINESS DISPOSALS

    In April 2000, Nabisco joined Finalrealm Limited ("Finalrealm"), a consortium of investors, which acquired the equity of United Biscuits (Holdings) plc ("UB"), a United Kingdom company. At that time, Nabisco invested approximately $45 million in cash in DeluxeStar Limited ("DeluxeStar"), an affiliate of Finalrealm. In July 2000, Nabisco sold its operations in Spain, Portugal and the Middle East, which included $10 million in cash and cash equivalents, to DeluxeStar and agreed to pay an additional $41 million in cash to Finalrealm. In exchange for the total cash consideration and businesses sold, Nabisco received mandatorily redeemable discounted preferred stock from DeluxeStar and warrants from Bladeland Limited ("Bladeland"), the indirect parent company of Finalrealm and DeluxeStar. The discounted preferred stock and warrants were fair valued at approximately $277 million based on a valuation opinion received from an independent investment banker. The discounted preferred stock accretes non-cash dividend income at an annual rate of 11.72% and is mandatorily redeemable in 2049. The discounted preferred stock converts into 26.51% of the common equity of Bladeland upon the future exercise of the warrants. The warrants are exercisable at maturity, which is in 25 years, upon an initial public offering by Bladeland, or upon a change of control in Bladeland, in which the ownership of the equity investors becomes less than 50%. These securities are being accounted for on a cost basis.

    The sale of operations resulted in the recognition of a pre-and-after tax loss of approximately $18 million that was recorded in selling, advertising, administrative and general expenses in the quarter ended June 30, 2000. The net assets of these operations are presented as net assets of businesses held for sale as of June 30, 2000, in the Consolidated Condensed Balance Sheet. In 1999, these operations had annual net sales of approximately $290 million.

BUSINESS ACQUISITIONS

    In July 2000, Nabisco acquired UB's operations in China, Hong Kong and Taiwan for approximately $99 million as part of its agreement to join the consortium of investors discussed above. In 1999, these operations had annual net sales of approximately $66 million.

    In November 1999, Nabisco acquired certain assets and liabilities of Favorite Brands International, Inc., a company operating under Chapter 11 of Title 11 of the U.S. Code. As of June 30, 2000, the purchase price allocation was completed and resulted in total goodwill of $106 million, an increase of $38 million from December 31, 1999. The after-tax net increase in goodwill consisted of:

(IN MILLIONS)
-------------
Fair value adjustments to:
  Property, plant and equipment.............................     $16
  Certain working capital items.............................      12
Severance accruals..........................................       5
Contract exit cost accruals.................................       5
                                                                 ---
                                                                 $38
                                                                 ===

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

 2 Agreement and Plan of Merger, dated as of June 25, 2000 among Nabisco Holdings Corp., Philip Morris Companies Inc., and Strike Acquisition Corp. (which is incorporated by reference to Annex A to the Preliminary Information
        Statement on Schedule 14C filed on July 28, 2000).
10.1 Amendment to Form of Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and the optionee named therein dated June 28, 2000 (1999 and 2000 grants)
        (incorporated by reference to Exhibit 10.1 to Quarterly
        Report on Form 10-Q of Nabisco Holdings Corp. and Nabisco,
        Inc., for the fiscal quarter ended June 30, 2000, filed
        August 14, 2000 (the "June 2000 Nabisco Form 10-Q")).
10.2    Amendment to Form of Restricted Stock Unit Agreement between
        Nabisco Holdings Corp. and the optionee named therein dated
        June 28, 2000 (1999 and 2000 grants) (incorporated by reference to Exhibit 10.2 to the June 2000 Nabisco
        Form 10-Q).
10.3 Amendment to Tax Sharing Agreement dated as of June 25, 2000 among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco
        Holdings, Inc., Nabisco Holdings Corp., and R.J. Reynolds
        Tobacco Company (incorporated by reference to Exhibit 10.3 to the June 2000 Nabisco Form 10-Q).
12      Nabisco, Inc. Computation of Ratio of Earnings to Fixed
        Charges for the six months ended June 30, 2000 (incorporated by reference to Exhibit 12 to the June 2000 Nabisco
        Form 10-Q).
27.1 Nabisco Holdings Corp. Financial Data Schedule for the six months ended June 30, 2000 (incorporated by reference to Exhibit 27.1 to the June 2000 Nabisco Form 10-Q).
27.2 Nabisco, Inc. Financial Data Schedule for the six months ended June 30, 2000 (incorporated by reference to Exhibit 27.2 to the June 2000 Nabisco Form 10-Q).

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