Form 10-Q
period 2000-09-30
NABISCO HOLDINGS CORP; NABISCO INC
filed 2000-11-14
CIK 932130, 69526

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: OCTOBER 31, 2000:

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

                              -------------------

    NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Condensed Statements of Income--Three Months
             Ended September 30, 2000 and 1999.........................      1

           Consolidated Condensed Statements of Income--Nine Months
             Ended September 30, 2000 and 1999.........................      2

           Consolidated Condensed Statements of Comprehensive
             Income--Three and Nine Months Ended September 30, 2000 and
             1999......................................................      3

           Consolidated Condensed Statements of Cash Flows--Nine Months
             Ended September 30, 2000 and 1999.........................      4

           Consolidated Condensed Balance Sheets--September 30, 2000
             and December 31, 1999.....................................      5

           Notes to Consolidated Condensed Financial Statements........      6

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     12

  Item 3.  Quantitative and Qualitative Disclosures about Market
             Risk......................................................     16

PART II--OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K............................     18

  Signatures...........................................................     19

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS          THREE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                                     2000                  1999
                                                              -------------------   -------------------
                                                              NABISCO               NABISCO
                                                              HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                              --------   --------   --------   --------
NET SALES...................................................  $ 2,253     $2,253    $ 2,057     $2,057
                                                              -------     ------    -------     ------
Costs and expenses:
  Cost of products sold.....................................    1,231      1,231      1,133      1,133
  Selling, advertising, administrative and general
    expenses................................................      770        748        677        677
  Amortization of trademarks and goodwill...................       55         55         54         54
  Restructuring credit......................................       --         --        (59)       (59)
                                                              -------     ------    -------     ------
      OPERATING INCOME......................................      197        219        252        252
Interest and debt expense...................................      (71)       (71)       (64)       (64)
Other income (expense), net.................................        1          1         (7)        (7)
                                                              -------     ------    -------     ------
      Income before income taxes............................      127        149        181        181
Provision for income taxes..................................       49         56         64         64
                                                              -------     ------    -------     ------
      NET INCOME BEFORE EXTRAORDINARY ITEM..................       78         93        117        117
Extraordinary item--loss on early extinguishment of debt,
  net of $2 million income taxes............................       --         --         (3)        (3)
                                                              -------     ------    -------     ------
      Net income............................................  $    78     $   93    $   114     $  114
                                                              =======     ======    =======     ======
BASIC NET INCOME (LOSS) PER COMMON SHARE:
  Income before extraordinary item..........................  $   .29               $   .44
  Extraordinary item........................................       --                  (.01)
                                                              -------               -------
      Net income............................................  $   .29               $   .43
                                                              =======               =======

DILUTED NET INCOME (LOSS) PER COMMON SHARE:
  Income before extraordinary item..........................  $   .29               $   .44
  Extraordinary item........................................       --                  (.01)
                                                              -------               -------
      Net income............................................  $   .29               $   .43
                                                              =======               =======

DIVIDENDS DECLARED PER COMMON SHARE.........................  $ .1875               $ .1875
                                                              =======               =======

Average number of common shares outstanding (in thousands):

  Basic.....................................................  265,070               264,627
                                                              =======               =======
  Diluted...................................................  269,441               266,665
                                                              =======               =======

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                  NINE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                              SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                                              -------------------   -------------------
                                                              NABISCO               NABISCO
                                                              HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                              --------   --------   --------   --------
NET SALES...................................................  $ 6,580     $6,580    $ 5,935     $5,935
                                                              -------     ------    -------     ------
Costs and expenses:
  Cost of products sold.....................................    3,594      3,594      3,249      3,249
  Selling, advertising, administrative and general
    expenses................................................    2,231      2,209      2,021      2,021
  Amortization of trademarks and goodwill...................      165        165        161        161
  Restructuring credit......................................      (27)       (27)       (59)       (59)
                                                              -------     ------    -------     ------
      OPERATING INCOME......................................      617        639        563        563
Interest and debt expense...................................     (213)      (213)      (193)      (193)
Other income (expense), net.................................      (10)       (10)       (22)       (22)
                                                              -------     ------    -------     ------
      Income before income taxes............................      394        416        348        348
Provision for income taxes..................................      158        165        130        130
                                                              -------     ------    -------     ------
      NET INCOME BEFORE EXTRAORDINARY ITEM..................      236        251        218        218
Extraordinary item--loss on early extinguishment of debt,
  net of $2 million income taxes............................       --         --         (3)        (3)
                                                              -------     ------    -------     ------
      Net income............................................  $   236     $  251    $   215     $  215
                                                              =======     ======    =======     ======
BASIC NET INCOME (LOSS) PER COMMON SHARE:
  Income before extraordinary item..........................  $   .89               $   .82
  Extraordinary item........................................       --                  (.01)
                                                              -------               -------
      Net income............................................  $   .89               $   .81
                                                              =======               =======

DILUTED NET INCOME (LOSS) PER COMMON SHARE:
  Income before extraordinary item..........................  $   .88               $   .82
  Extraordinary item........................................       --                  (.01)
                                                              -------               -------
      Net income............................................  $   .88               $   .81
                                                              =======               =======

DIVIDENDS DECLARED PER COMMON SHARE.........................  $ .5625               $ .5625
                                                              =======               =======

Average number of common shares outstanding (in thousands):

  Basic.....................................................  264,843               264,676
                                                              =======               =======
  Diluted...................................................  268,001               266,867
                                                              =======               =======

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN MILLIONS)

                                                                 THREE MONTHS          THREE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                                     2000                  1999
                                                              -------------------   -------------------
                                                              NABISCO               NABISCO
                                                              HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                              --------   --------   --------   --------
NET INCOME..................................................   $  78      $  93      $ 114      $ 114
                                                               -----      -----      -----      -----
Other comprehensive (loss):
  Cumulative translation adjustment.........................      (4)        (4)       (17)       (17)
  (Provision) benefit for income taxes......................      --         --         --         --
                                                               -----      -----      -----      -----
OTHER COMPREHENSIVE (LOSS), NET OF INCOME TAX...............      (4)        (4)       (17)       (17)
                                                               -----      -----      -----      -----
Comprehensive income........................................   $  74      $  89      $  97      $  97
                                                               =====      =====      =====      =====

                                                                  NINE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                                     2000                  1999
                                                              -------------------   -------------------
                                                              NABISCO               NABISCO
                                                              HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                              --------   --------   --------   --------
NET INCOME..................................................   $ 236      $ 251      $ 215      $ 215
                                                               -----      -----      -----      -----
Other comprehensive income (loss):
  Reclassification of cumulative translation losses related
    to businesses sold included in net income...............      51         51         --         --
  Cumulative translation adjustment.........................     (31)       (31)      (133)      (133)
  (Provision) benefit for income taxes......................      --         --         --         --
                                                               -----      -----      -----      -----
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX........      20         20       (133)      (133)
                                                               -----      -----      -----      -----
Comprehensive income........................................   $ 256      $ 271      $  82      $  82
                                                               =====      =====      =====      =====

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                 NINE MONTHS           NINE MONTHS
                                                                    ENDED                 ENDED
                                                               SEPT. 30, 2000        SEPT. 30, 1999
                                                             -------------------   -------------------
                                                             NABISCO               NABISCO
                                                             HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                              -----      -----      -----      -----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income...............................................   $ 236      $ 251      $ 215      $ 215
  Adjustments to reconcile net income to net cash flows
    from operating activities:
      Depreciation of property, plant and equipment........     200        200        198        198
      Amortization of intangibles..........................     165        165        161        161
      Deferred income tax provision........................      30         33         27         27
      Restructuring credit.................................     (27)       (27)       (59)       (59)
      Restructuring payments...............................     (46)       (46)       (65)       (65)
      Accounts receivable, net.............................      49         49        (49)       (49)
      Inventories..........................................    (108)      (108)      (184)      (184)
      Prepaid expenses and other current assets............      (8)        (8)        (8)        (8)
      Accounts payable.....................................    (259)      (259)      (109)      (109)
      Accrued liabilities..................................      72         53         94         89
      Income taxes accrued.................................      75         83        (21)       (21)
      Extraordinary loss on early retirement of debt,
        net................................................      --         --          3          3
      Other, net...........................................      25         25        (13)       (13)
                                                              -----      -----      -----      -----
    Net cash flows from operating activities...............     404        411        190        185
                                                              -----      -----      -----      -----
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures.....................................    (131)      (131)      (150)      (150)
  Proceeds from sale of assets.............................      31         31         27         27
  Acquisition of business..................................      --         --       (107)      (107)
  Investment in Finalrealm transactions....................    (151)      (151)        --         --
                                                              -----      -----      -----      -----
    Net cash flows (used in) investing activities..........    (251)      (251)      (230)      (230)
                                                              -----      -----      -----      -----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from the issuance of long-term debt.........     111        111        497        497
  Repayments of long-term debt.............................    (222)      (222)      (324)      (324)
  Increase (decrease) in notes payable.....................     133        133         (8)        (8)
  Dividends paid on common stock...........................    (149)      (149)      (146)      (146)
  Repurchases of Class A common stock......................     (13)        --        (12)        --
  Proceeds from exercise of Class A common stock options...      20         --          7         --
                                                              -----      -----      -----      -----
    Net cash flows from (used in) financing activities.....    (120)      (127)        14         19
                                                              -----      -----      -----      -----
Effect of exchange rate changes on cash and cash
  equivalents..............................................      (3)        (3)        (9)        (9)
                                                              -----      -----      -----      -----
    Net change in cash and cash equivalents................      30         30        (35)       (35)
Cash and cash equivalents at beginning of period...........     110        110        111        111
                                                              -----      -----      -----      -----
Cash and cash equivalents at end of period.................   $ 140      $ 140      $  76      $  76
                                                              =====      =====      =====      =====
Income taxes paid, net of refunds..........................   $  53      $  53      $ 126      $ 126
Interest paid..............................................   $ 211      $ 211      $ 204      $ 204

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                          SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                          -------------------   -------------------
                                                          NABISCO               NABISCO
                                                          HOLDINGS   NABISCO    HOLDINGS   NABISCO
                                                          -------    -------    -------    -------
ASSETS
Current assets:
  Cash and cash equivalents.............................  $   140    $   140    $   110    $   110
  Accounts receivable, net of allowance for doubtful
    accounts of $39 and $52, respectively...............      555        555        681        681
  Intercompany receivable from Nabisco Holdings.........       --          4         --         --
  Deferred income taxes.................................      111        111        116        116
  Inventories...........................................      951        951        898        898
  Prepaid expenses and other current assets.............       72         72         79         79
                                                          -------    -------    -------    -------
      TOTAL CURRENT ASSETS..............................    1,829      1,833      1,884      1,884
                                                          -------    -------    -------    -------
Property, plant and equipment--at cost..................    4,997      4,997      5,053      5,053
Less accumulated depreciation...........................   (2,055)    (2,055)    (1,966)    (1,966)
                                                          -------    -------    -------    -------
  Net property, plant and equipment.....................    2,942      2,942      3,087      3,087
                                                          -------    -------    -------    -------
Trademarks, net of accumulated amortization of $1,298
  and $1,197, respectively..............................    3,343      3,343      3,443      3,443
Goodwill, net of accumulated amortization of $1,060 and
  $1,023, respectively..................................    3,045      3,045      3,159      3,159
Other assets and deferred charges.......................      451        451        134        134
                                                          -------    -------    -------    -------
                                                          $11,610    $11,614    $11,707    $11,707
                                                          =======    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.........................................  $    80    $    80    $    39    $    39
  Accounts payable......................................      359        359        642        642
  Accrued liabilities...................................    1,089      1,040      1,020        970
  Intercompany payable to Nabisco Holdings..............       --         --         --          7
  Current maturities of long-term debt..................      100        100        158        158
  Income taxes accrued..................................      173        181        104        104
                                                          -------    -------    -------    -------
      TOTAL CURRENT LIABILITIES.........................    1,801      1,760      1,963      1,920
                                                          -------    -------    -------    -------
Long-term debt (less current maturities)................    3,834      3,834      3,892      3,892
Other noncurrent liabilities............................      783        780        744        744
Deferred income taxes...................................    1,143      1,143      1,176      1,176
Stockholders' equity:
  Class A common stock (51,819,593 and 51,412,707 shares
    issued and outstanding at September 30, 2000 and
    December 31, 1999, respectively)....................        1         --          1         --
  Class B common stock (213,250,000 shares issued and
    outstanding at September 30, 2000 and December 31,
    1999)...............................................        2         --          2         --
  Paid-in capital.......................................    4,097      4,141      4,093      4,141
  Retained earnings.....................................      224        229        148        127
  Accumulated other comprehensive income (loss).........     (273)      (273)      (293)      (293)
  Treasury stock, at cost...............................       --         --        (17)        --
  Notes receivable on common stock purchases............       (2)        --         (2)        --
                                                          -------    -------    -------    -------
      TOTAL STOCKHOLDERS' EQUITY........................    4,049      4,097      3,932      3,975
                                                          -------    -------    -------    -------
                                                          $11,610    $11,614    $11,707    $11,707
                                                          =======    =======    =======    =======

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NABISCO HOLDINGS CORP.
                                 NABISCO, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1--INTERIM REPORTING AND RESULTS OF OPERATIONS

GENERAL

    For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

    In management's opinion, the accompanying unaudited consolidated condensed financial statements (the "Consolidated Condensed Financial Statements") of Nabisco Holdings Corp. ("Nabisco Holdings") and Nabisco, Inc. ("Nabisco" together with Nabisco Holdings, the "Companies") contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Nabisco Holdings and Nabisco, as amended, for the year ended December 31, 1999.

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

    The sale of operations resulted in the recognition of a pre-and-after tax loss of approximately $18 million that was recorded in selling, advertising, administrative and general expenses in the quarter ended June 30, 2000. In 1999, these operations had annual net sales of approximately $290 million.

    As a result of the transaction, Nabisco recorded $12 million of investor financing fee income during the third quarter of 2000 in other income (expense), net.

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

    In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. Nabisco Holdings and Nabisco are required to adopt SAB No. 101, as amended, in the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when certain revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. Nabisco Holdings and Nabisco have determined that the impact of adoption or subsequent application of SAB No. 101 will not have a material effect on their financial positions or results of operations.

    During the second quarter 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF
No. 00-14 addresses the recognition, measurement and statement of income classification of various sales incentives and will be effective for the fourth quarter of 2000. Nabisco Holdings and Nabisco have determined that the impact of adoption will be a reduction of approximately 1% to 2% on their net sales, with no impact on either company's net income. Certain sales incentives, principally for consumer coupon redemption expenses, currently included in selling, advertising, administrative and general expenses will be reclassified as a reduction of net sales and, upon adoption, prior period amounts will be restated for comparative purposes.

    In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaced SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. Nabisco Holdings and Nabisco will adopt SFAS No. 140 for transactions occurring after March 31, 2001. Nabisco Holdings and Nabisco have not yet determined the impact that such adoption or subsequent application will have on their financial positions or results of operations.

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
                                               ====            ===           ====          ===        ====

    Total charges and payments include net cash expenditures, non-cash charges primarily for asset impairments and committed severance and benefits to be paid. The total cash payments, net of cash proceeds applied against the restructuring reserves totaled $122 million, which is comprised of cumulative cash expenditures of $170 million and cumulative cash proceeds of $48 million. For the nine months ended September 30, 2000, cash payments, net of cash proceeds totaled $19 million, which is comprised of $46 million of cash expenditures and $27 million of cash proceeds which were applied against the restructuring reserves. Although projects have been completed, proceeds to be collected and certain cash payments, primarily severance and benefits that are paid over time, are being transacted after the program completion dates. This is expected to result in a net cash inflow of approximately $7 million subsequent to September 30, 2000.

NOTE 2--CHANGE OF CONTROL

    On June 25, 2000, the board of directors of Nabisco Group Holdings Corp. ("NGH") approved two major transactions: (1) the sale of NGH's 80.5% interest in Nabisco Holdings to Philip Morris Companies, Inc. (the "Nabisco Sale") pursuant to a merger in which Philip Morris will acquire all of the outstanding Nabisco Holdings common stock for $55 per share (the "Nabisco Holdings merger"), and
(2) the subsequent acquisition of NGH by R.J. Reynolds Tobacco Holdings, Inc. ("RJR") pursuant to a merger in which RJR will acquire all of the outstanding NGH common stock for $30 per share (the "NGH merger"). Completion of the Nabisco Holdings merger is subject to customary closing conditions, including receipt of regulatory approvals. Completion of the NGH merger is also subject to customary closing conditions, including receipt of regulatory approvals and is conditioned on the completion of the Nabisco Sale. There can be no assurance that such approvals will be obtained. On October 27, 2000 the stockholders of NGH approved the acquisition of Nabisco Holdings by Philip Morris and the subsequent acquisition of NGH by RJR as discussed in Note 5--Subsequent Events. The transactions are expected to close during the fourth quarter of 2000.

    The sale of Nabisco Holdings requires approval by holders of a majority of the outstanding shares of NGH common stock because the Nabisco Holdings shares constitute substantially all of the assets of NGH. NGH has entered into a voting and indemnity agreement with Philip Morris with respect to the sale of Nabisco Holdings which generally provides that, subject to receiving approval of the sale of Nabisco Holdings from NGH stockholders, NGH will promptly vote in favor of the Nabisco Holdings merger. The approval by NGH, as discussed above, is the only Nabisco Holdings stockholder approval required to complete the Nabisco Holdings merger.

    All costs and expenses incurred in connection with the Nabisco Holdings merger agreement and related transactions will be paid by the company incurring such costs or expenses, except that Nabisco Holdings and NGH have agreed that Nabisco Holdings will be responsible for fees and expenses of the financial, legal and other advisors to Nabisco Holdings and NGH up to $50 million, and NGH will be responsible for all such fees and expenses in excess of $50 million.

    In connection with the Nabisco Holdings merger and the NGH merger, Nabisco Holdings incurred costs during the third quarter of 2000 of $21 million for financial, legal and other advisor fees. In addition, in accordance with the terms of the Nabisco Holdings merger agreement, and upon depletion of its existing treasury stock inventory, Nabisco Holdings paid cash to satisfy the excess of the market price of Nabisco Holdings stock at the time of exercise, over the exercise price of Nabisco Holdings stock options. As a result, Nabisco Holdings and Nabisco recognized compensation expense of $28 million during the third quarter and first nine months of 2000. These costs have been classified as selling, advertising, administrative and general expenses in the accompanying Consolidated Condensed Statements of Income.

NOTE 3--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                              SEPTEMBER 30,    DECEMBER 31,
IN MILLIONS                                                        2000            1999
-----------                                                   --------------   ------------
Finished products...........................................       $605            $551
Raw materials...............................................        211             199
Work in process.............................................         32              45
Other.......................................................        103             103
                                                                   ----            ----
                                                                   $951            $898
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

    The Company evaluates performance and allocates resources based on operating company contribution ("OCC"). OCC for each reportable segment is operating income before amortization of intangibles and exclusive of a restructuring credit, loss on sale of businesses, restructuring-related expenses and costs associated with the Nabisco Holdings merger and the NGH merger. Such costs include the cash buyout of exercised Nabisco Holdings stock options and financial, legal and other advisor fees.

                                                       THREE MONTHS             NINE MONTHS
                                                    ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                   ---------------------   ---------------------
IN MILLIONS                                          2000        1999        2000        1999
-----------                                        --------   ----------   --------   ----------
Net sales from external customers:
  Nabisco Biscuit Company........................  $   962     $   924     $ 2,779     $ 2,688
  Nabisco Foods Company..........................      748         545       2,112       1,527
  International Food Group.......................      543         588       1,689       1,720
                                                   -------     -------     -------     -------
      Total......................................  $ 2,253     $ 2,057     $ 6,580     $ 5,935
                                                   =======     =======     =======     =======
Segment operating company contribution:
  Nabisco Biscuit Company........................  $   161     $   136     $   439     $   386
  Nabisco Foods Company..........................      100          74         271         196
  International Food Group.......................       40          49         112         129
                                                   -------     -------     -------     -------
Total segment operating company contribution.....      301         259         822         711
Cash buyout of exercised Nabisco Holdings stock
  options........................................      (28)         --         (28)         --
Financial, legal and other advisor fees..........      (21)         --         (21)         --
Loss on sale of businesses.......................       --          --         (18)         --
Restructuring credit.............................       --          59          27          59
Restructuring-related expenses...................       --         (12)         --         (46)
Amortization of trademarks and goodwill..........      (55)        (54)       (165)       (161)
                                                   -------     -------     -------     -------
Consolidated operating income....................      197         252         617         563
Interest and debt expense........................      (71)        (64)       (213)       (193)
Other income (expense), net......................        1          (7)        (10)        (22)
                                                   -------     -------     -------     -------
Income before income taxes.......................  $   127     $   181     $   394     $   348
                                                   =======     =======     =======     =======

NOTE 5--SUBSEQUENT EVENTS

    On October 27, 2000, the stockholders of NGH approved the acquisition of Nabisco Holdings by Philip Morris and the subsequent acquisition of NGH by RJR.

    In November 2000, Nabisco signed definitive agreements for the sale of its domestic breath mints, gum, dry mix dessert and baking powder businesses. These transactions are conditioned on completion of the acquisition of Nabisco Holdings by Philip Morris, and are subject to customary closing conditions, including receipt of regulatory approvals. In 1999, these businesses had net sales and operating income of approximately $314 million and $96 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of Nabisco Holdings' financial condition and results of operations. The discussion and analysis of the results of operations is divided into separate sections for sales and operating company contribution and operating income. The sales section includes information as reported in the historical financial statements followed by management's discussion and analysis of these results. The operating income and operating company contribution section provides a reconciliation of operating income to operating company contribution, which excludes amortization of trademarks and goodwill and special items that management believes impact the comparability of historical results. This is followed by management's discussion and analysis of operating company contribution ("OCC") which is presented on a basis consistent with how the businesses are managed. Special items include a restructuring credit, loss on sale of businesses, restructuring-related expenses and costs associated with the Nabisco Holdings merger and the NGH merger that management believes affect the comparability of the results of operations. OCC should not be viewed as a substitute for the historical results of operations but as a tool to better understand the underlying trends in the business. The discussion and analysis of Nabisco Holdings' financial condition and results of operations should be read in conjunction with the historical financial information and the related notes thereto included in the Consolidated Condensed Financial Statements.

    The food business is conducted by the operating subsidiaries of Nabisco Holdings. Nabisco's businesses in the United States are comprised of Nabisco Biscuit Company and the Nabisco Foods Company. Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" together with Nabisco Ltd, the "International Food Group").

NET SALES

                                                    THREE MONTHS                     NINE MONTHS
                                                ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                           ------------------------------   ------------------------------
DOLLARS IN MILLIONS                          2000       1999     % CHANGE     2000       1999     % CHANGE
-------------------                        --------   --------   --------   --------   --------   --------
Nabisco Biscuit Company..................   $  962     $  924        4 %     $2,779     $2,688        3 %
Nabisco Foods Company....................      748        545       37 %      2,112      1,527       38 %
International Food Group.................      543        588       (8)%      1,689      1,720       (2)%
                                            ------     ------                ------     ------
  Total..................................   $2,253     $2,057       10 %     $6,580     $5,935       11 %
                                            ======     ======                ======     ======

   - Nabisco Biscuit Company's net sales increased 4% in the third quarter and 3% in the first nine months versus the same periods last year. The increase in both periods resulted from the continued momentum in volume growth from its cookie and cracker brands of 3% and 4% for the third quarter and first nine months of 2000, respectively, versus the same periods last year, and favorable pricing actions.
          These volume gains were driven by new products, increased marketing investment and the increasing efficiency and effectiveness of Biscuit's reorganized direct store delivery sales force. Several discontinued breakfast food and snack products partially offset the improvements in both periods.
   - Nabisco Foods Company's net sales increased 37% in the third quarter and 38% in the first nine months versus the comparable periods last year. Excluding the impact on net sales resulting from the November 1999 acquisition of the Favorite Brands' business, net sales grew 4% in the third quarter and 8% in the first nine months, over the respective prior year periods. Volume gains from confections, including the impact of several new products, and condiments, coupled with favorable pricing actions, continued to drive growth in both periods. Volume gains in nuts and pet snacks also contributed to the increase in net sales for the first nine months versus the same period last year.

   - International Food Group's net sales decreased 8% in the third quarter and 2% in the first nine months versus the same periods last year. Excluding the net sales of Spain, Portugal and the Middle East, whose operations were disposed of in July of 2000, International's net sales increased 4% in both the third quarter and first nine months of 2000 over the comparable 1999 periods. In the third quarter, the net sales increase, after excluding the disposals in 2000, was due to the additional volume contributed by the Canale acquisition and gains in Asia, primarily pricing, and Canada, due to volume, offset by softness in pricing for the Southern Cone Region of South America, principally Argentina and Uruguay. Year to date gains were attributable to the addition of Canale, higher volume in Venezuela offset in part by volume weakness in Mexico and both price and volume weakness in the balance of the Southern Cone businesses.

OPERATING INCOME AND OPERATING COMPANY CONTRIBUTION

                                        THREE MONTHS          THREE MONTHS           NINE MONTHS           NINE MONTHS
                                            ENDED                 ENDED                 ENDED                 ENDED
                                        SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                            2000                  1999                  2000                  1999
                                     -------------------   -------------------   -------------------   -------------------
                                     NABISCO               NABISCO               NABISCO               NABISCO
DOLLARS IN MILLIONS                  HOLDINGS   NABISCO    HOLDINGS   NABISCO    HOLDINGS   NABISCO    HOLDINGS   NABISCO
-------------------                  --------   --------   --------   --------   --------   --------   --------   --------
OPERATING INCOME...................    $197       $219       $252       $252       $617       $639       $563       $563
                                       ----       ----       ----       ----       ----       ----       ----       ----
ITEMS EXCLUDED FROM OPERATING
  COMPANY CONTRIBUTION:
    Amortization of trademarks and
      goodwill.....................      55         55         54         54        165        165        161        161
Special items:
    Cash buyout of exercised
      Nabisco Holdings stock
      options......................      28         28         --         --         28         28         --         --
    Financial, legal and other
      advisor fees in connection
      with the Nabisco Holdings and
      NGH mergers..................      21         --         --         --         21         --         --         --
    Restructuring credit...........      --         --        (59)       (59)       (27)       (27)       (59)       (59)
    Loss on sale of businesses.....      --         --         --         --         18         18         --         --
    Restructuring-related
      expenses.....................      --         --         12         12         --         --         46         46
                                       ----       ----       ----       ----       ----       ----       ----       ----
                                        104         83          7          7        205        184        148        148
                                       ----       ----       ----       ----       ----       ----       ----       ----
OPERATING COMPANY CONTRIBUTION BY
  SEGMENT:
  Nabisco Biscuit Company..........     161        162        136        136        439        440        386        386
  Nabisco Foods Company............     100        100         74         74        271        271        196        196
  International Food Group.........      40         40         49         49        112        112        129        129
                                       ----       ----       ----       ----       ----       ----       ----       ----
  Total............................    $301       $302       $259       $259       $822       $823       $711       $711
                                       ====       ====       ====       ====       ====       ====       ====       ====

THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON OPERATING COMPANY
  CONTRIBUTION:

   - Nabisco Biscuit Company's operating company contribution increased 18% in the third quarter and 14% in the first nine months versus the same prior year periods. The third quarter results were primarily attributable to gains in cookie and cracker volumes, and favorable pricing actions offset in part by higher marketing investment. Driving the first nine months' improvement was strong cookie and cracker volumes, lower raw material costs, and higher pricing. Partially offsetting this improvement were increased marketing investments and lower breakfast snack volumes.
   - Nabisco Foods Company's operating company contribution was $100 million in the third quarter of 2000, an increase of $26 million over the third quarter of 1999, and $271 million in the first nine months of 2000, an increase of $75 million from the first nine months of 1999. The results in both periods were primarily driven by strong volume gains coupled with favorable pricing. Increased marketing investments partially offset the first nine months' comparison.

   - International Food Group's operating company contribution declined 18% in the third quarter of 2000 and 13% in the first nine months of 2000 from the comparable 1999 periods principally due to the disposal of its operations in Spain, Portugal, and the Middle East in July of 2000. Excluding the results of these businesses, the International Food Group's operating company contribution was up 3% in the third quarter and 12% in the first nine months versus the same periods last year. The third quarter increase is primarily attributed to the sales gains noted above as costs remained flat with the prior year period. Canada, Mexico, Asia, and Venezuela reported higher OCC while Brazil and Southern Cone were weaker. The first nine month performance primarily reflects the sales gains noted, offset by higher marketing investment and foreign exchange. Strengths in Canada, Venezuela and the Asian businesses offset weaknesses in Brazil and Mexico.

INTEREST AND DEBT EXPENSE

    Consolidated interest and debt expense of $71 million in the third quarter and $213 million for the first nine months of 2000 increased 11% and 10% from the same 1999 periods due to higher average debt levels and higher average interest rates.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net was $1 million income and $10 million expense in the third quarter and first nine months of 2000 compared to $7 million expense and $22 million expense in the same 1999 periods. The third quarter comparison primarily reflects United Biscuits investor financing fee income of $12 million and dividend income accreted on the discounted preferred stock of $7 million. Partially offsetting these gains were increased foreign exchange losses primarily due to the impact of currency movements on this investment. The first nine months comparison also reflects lower foreign exchange losses not related to the United Biscuits transactions, offset in part by increased financing costs and lower interest income.

NET INCOME

    Nabisco Holdings reported net income of $78 million and $236 million in the third quarter and first nine months of 2000, a decrease of 32% and an increase of 10%, respectively, from the same 1999 periods. The third quarter decrease reflects lower operating income and higher interest and debt expense partially offset by a decrease in the provision for income taxes, higher other income and the absence of an extraordinary loss in the third quarter of 2000. The first nine months increase reflects higher operating income, lower other expense and the absence in 2000 of an extraordinary loss offset in part by higher interest and debt expense and an increase in the provision for income taxes.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income was $74 million and $256 million in the third quarter and first nine months of 2000 versus $97 million and $82 million for the same 1999 periods. The third quarter comparison reflects lower net income partially offset by lower foreign currency translation losses. The nine month increase is due to higher net income, the reclassification of cumulative translation losses related to businesses sold in 2000 and lower foreign currency translation losses.

RESTRUCTURING

    Savings objectives set in our 1998 restructuring programs are on target. As of September 30, 2000, the 1998 restructuring programs were complete. Pre-tax savings in 2000 are expected to be approximately $140 million including cash savings of $133 million and are expected to be approximately $145 million annually including cash savings of $135 million in 2001 and thereafter. In the second quarter of 2000, Nabisco recorded a net restructuring credit of $27 million in addition to the $67 million net restructuring credit recorded in 1999. These net credits reduced the restructuring charges to $436 million. Cumulative cash expenditures, net of cash proceeds to date have totaled
$122 million with $19 million expended in the first nine months of 2000. Cumulative cash payments, net of cash proceeds is comprised of $170 million in cash payments and cumulative cash proceeds of $48 million. For the nine months ended September 30, 2000, cash payments net of cash proceeds is comprised of $46 million of cash expenditures and $27 million of cash proceeds. Although projects have been completed, proceeds to be collected and certain cash payments, primarily severance and benefits that are paid over time, are being transacted after the program completion dates. This is expected to result in a net cash inflow of approximately $7 million subsequent to September 30, 2000. For a further discussion of the restructuring programs, see Note 1 to the Consolidated Condensed Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows from operating activities amounted to $404 million for the first nine months of 2000 compared to $190 million for the first nine months of 1999. The increase in net cash flows from operating activities primarily reflects the year 2000 increase in net income, lower working capital requirements and lower restructuring credits and payments.

    Cash flows used in investing activities increased $21 million in the first nine months of 2000 to $251 million from $230 million in the first nine months of 1999 primarily due to the investment in Finalrealm transactions partially offset by lower acquisition expenditures and lower capital expenditures.

    Capital expenditures were $131 million in the first nine months of 2000. Management expects that capital expenditures for 2000 will be approximately $270 million, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations will be sufficient to support its planned capital expenditures in 2000.

    Cash flows used in financing activities for the first nine months of 2000 were $120 million, an increase of $134 million compared to the first nine months of 1999. The increase was principally due to a reduction in net borrowings partially offset by higher proceeds from the exercise of Class A common stock options.

    As of September 30, 2000, the $1.5 billion revolving credit facility was unutilized and available to support borrowings. In addition, the 364-day
$1.1 billion credit facility was utilized to support outstanding commercial paper borrowings of $1.01 billion, and accordingly, $90 million was available. Effective October 26, 2000, the 364-day facility was renewed, amended and extended to January 25, 2001 to a $1.09 billion facility.

    The Nabisco Holdings' credit facilities restrict dividends and distributions after January 1, 1999 by Nabisco Holdings to holders of its equity securities by requiring a minimum net worth amount. As of September 30, 2000, actual net worth, as defined, exceeded required net worth by approximately $896 million. Nabisco Holdings does not believe that its credit arrangements will limit its ability to pay dividends.

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

    At September 30, 2000, Nabisco Holdings' total debt (notes payable and long-term debt, including current maturities) and total capital (total debt and total stockholders' equity) amounted to approximately $4.0 billion and $8.1 billion, respectively, of which total debt is lower by $75 million and total capital is higher by $42 million than their respective balances at December 31, 1999. Nabisco Holdings' ratios of total debt to total stockholders' equity and total debt to total capital at September 30, 2000 were .99 to 1 and .50 to 1, respectively.

    Nabisco Holdings currently pays regular quarterly dividends on its common stock at an annual rate of $.75 per share. At that rate, the aggregate amount of dividends to be paid would be approximately $198 million during 2000. Nabisco Holdings believes that its internally generated cash and borrowings under its bank credit agreement and any other lines of credit it may establish will provide adequate funds for working capital, interest expense, capital expenditures and payment of its anticipated quarterly dividends. There are no restrictions on the payment of Nabisco Holdings customary quarterly dividends under the terms of the Nabisco Holdings merger agreement with Philip Morris Companies, Inc. Nabisco Holdings expects to finance future acquisitions, if any, primarily from internally generated cash or borrowings.

SUBSEQUENT EVENTS

    On October 27, 2000, the stockholders of NGH approved the acquisition of Nabisco Holdings by Philip Morris and the subsequent acquisition of NGH by RJR.

    In November 2000, Nabisco signed definitive agreements for the sale of its domestic breath mints, gum, dry mix dessert and baking powder businesses. These transactions are conditioned on completion of the acquisition of Nabisco Holdings by Philip Morris and are subject to customary closing conditions, including receipt of regulatory approvals. In 1999, these businesses had net sales and operating income of approximately $314 million and $96 million, respectively.

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

INTEREST RATE EXPOSURE

    The VaR, which is the potential loss in fair value of financial instruments resulting from Nabisco's exposure to changing interest rates, was $193 million after tax at September 30, 2000, a decrease of $28 million from the December 31, 1999 amount.

COMMODITY PRICE EXPOSURE

    The VaR associated with Nabisco's derivative commodity instruments due to reasonably possible near-term changes in commodity prices, based on historical commodity price movements, would not result in a material effect on the future earnings of Nabisco.

    The VaR associated with Nabisco's net commodity exposure (anticipated future purchases less derivatives, inventory and firm purchase commitments) would result in a potential loss in pre-tax earnings of $19 million at September 30, 2000, a decrease of $11 million from the December 31, 1999 amount.

    The VaR associated with either Nabisco's derivative commodity instruments or its net commodity exposure would not have a material effect on the fair values or cash flows of Nabisco.
                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements concerning, among other things, the amount of savings from the restructuring program, the level of future capital expenditures, the completion of the Nabisco Holdings and NGH mergers and the level of dividends. These statements reflect management's current views with respect to future events and financial performance. These forward-looking statements are based on many assumptions and factors including competitive pricing for products, commodity prices, success of new product innovations and acquisitions, economic conditions in countries where Nabisco Holdings' subsidiaries do business, the effects of currency fluctuations and the effects of government regulation. Any changes in such assumptions or factors could produce significantly different results.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

10.1    First Amendment to the 364 Day Credit Agreement dated as of
        September 8, 2000, among Nabisco Holdings Corp., Nabisco,
        Inc. and the lending institutions party thereto.
10.2 Nabisco, Inc. Deferred Compensation Plan, as amended and restated effective as of September 13, 2000.
12      Nabisco, Inc. Computation of Ratio of Earnings to Fixed
        Charges for the nine months ended September 30, 2000.
27.1 Nabisco Holdings Corp. Financial Data Schedule for the nine months ended September 30, 2000.
27.2 Nabisco, Inc. Financial Data Schedule for the nine months ended September 30, 2000.

    (b) Reports on Form 8-K

        Nabisco Holding's current report on Form 8-K dated August 21, 2000 announcing the Federal Trade Commission's request for additional information in connection with its antitrust review of the proposed acquisition of Nabisco Holdings by Philip Morris.

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

                                              NABISCO HOLDINGS CORP.
                                              NABISCO, INC.
                                              (Registrants)

                                                                /s/ JAMES E. HEALEY
                                              ......................................
                                              James E. Healey
                                              Executive Vice President and
                                              Chief Financial Officer

Date: November 14, 2000                                         /s/ THOMAS J. PESCE
                                              ......................................
                                              Thomas J. Pesce
                                              Senior Vice President and Controller